Form 10-Q
period 1996-03-30
CMI INDUSTRIES INC
filed 1996-05-13
CIK 911221

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                                ---------------

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------

                        Commission File Number 33-67854
                                               --------

                            CMI INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    57-0836097
- - ---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                   29201
- - --------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number including area code:                (803) 771-4434

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X       No
                                                    --------      --------

As of March 30, 1996, there were 1,690,318 shares of $1 Par Value Common Stock outstanding.


================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (000's Omitted Except Per Share Data)
                                  (Unaudited)


                                                         Three Months Ended
                                                      -------------------------
                                                      April 1,        March 30,
                                                        1995           1996
                                                      --------        ---------
Net sales                                             $109,321        $  88,580
Cost of sales                                           95,201           83,372
                                                      --------        ---------
     Gross profit                                       14,120            5,208
Selling, general and administrative expenses             8,861            7,760
                                                      --------        --------
     Operating income (loss)                             5,259           (2,552)
Other income (expense):
   Interest expense                                     (4,396)          (3,939)
   Other, net                                              356              375
                                                      --------        ---------
                                                        (4,040)          (3,564)

     Income (loss) before income taxes                   1,219           (6,116)
Provision (benefit) for income taxes                       475           (2,138)
                                                      --------        ---------

     Net income (loss)                                $    744        $  (3,978)
                                                      ========        =========

Average shares outstanding during period                 1,773            1,690

Net income (loss) per share                           $    .42        $   (2.35)

Depreciation and amortization included in the above
   costs and expenses:                                $  5,791        $   6,144




                            See Accompanying Notes.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 30, 1995 and March 30, 1996
                                (000's Omitted)


                                                    December 30,     March 30,
                                                       1995            1996
                                                    -----------     -----------
                                                                    (unaudited)
ASSETS
- - ------
       Current assets:
         Cash and cash equivalents                   $    227        $  1,477

         Receivables, less allowance for doubtful
           accounts of $1,729 and $1,163               50,684          48,427

         Inventories: (note 3)
           Raw materials                                9,872          12,632
           Work-in-process                             22,295          21,388
           Finished goods                              29,603          26,332
           Supplies                                     5,281           5,177
                                                     --------        --------
                                                       67,051          65,529

         Other current assets                           5,319           2,347
                                                     --------        --------

               Total current assets                   123,281         117,780


       Property,  plant and equipment: (note 4)
         Land and land improvements                     3,813           3,697
         Buildings and leasehold improvements          39,455          39,402
         Machinery and equipment                      203,648         203,399
         Construction in progress                       1,346           4,166
                                                     --------        --------
                                                      248,262         250,664
         Less accumulated depreciation               (122,488)       (128,135)
                                                     --------        --------
                                                      125,774         122,529

       Other assets:
         Cash value of life insurance, intangibles
           deferred charges, and other assets           8,053           7,998
                                                     --------        --------

                                                     $257,108        $248,307
                                                     ========        ========


                            See Accompanying Notes.

                    CMI INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                     December 30, 1995 and March 30, 1996
                      (000's Omitted Except Share Data)




                                                                    December 30,             March 30,
                                                                       1995                    1996
                                                                       ----                    ----
                                                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

     Current liabilities:
       Payable - book overdraft                                        $13,226               $  4,605
       Current portion of long-term debt (note 2)                          853                  4,000
       Accounts payable                                                 13,471                 14,860
       Accrued expenses                                                 15,189                 16,669
                                                                      --------               --------
        Total current liabilities                                       42,739                 40,134

     Long-term debt (note 2)                                           154,245                154,511

     Deferred income taxes                                               3,352                    958

     Other liabilities                                                  14,264                 14,174

     Stockholders' equity:
      Common stock of $1 par value per share;
      2,100,000 shares authorized, 1,690,318 shares issued               1,690                  1,690
      Paid-in capital                                                   11,350                 11,350
      Retained earnings (note 2)                                        29,468                 25,490
                                                                     ---------               --------

        Total stockholders' equity                                      42,508                 38,530
                                                                     ---------               --------

                                                                      $257,108               $248,307
                                                                     =========               ========





                            See Accompanying Notes.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the Three Months Ended April 1, 1995 and March 30, 1996
                                 (000s omitted)
                                  (unaudited)

                                                                   April 1,            March 30,
                                                                     1995                1996
                                                                   ---------           ---------
Cash flows from operating activities:
       Net income (loss)                                           $     744           $(3,978)
       Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
          Depreciation and amortization                                5,791             6,144
          Changes in assets and liabilities
             Receivables                                                (326)            2,257
             Inventories                                              (1,886)            1,522
             Other current assets                                      3,377             2,972
             Other assets                                               (141)              (73)
             Accounts payable                                           (801)            1,389
             Accrued expenses                                          2,877             1,480
             Income taxes                                                182                --
             Deferred income taxes                                       225            (2,394)
             Other liabilities                                           255               (90)
                                                                     -------           -------
           Net cash provided by
                  operating activities                                10,297             9,229
                                                                     -------           -------
Cash flows from investing activities:
  Cost of United Elastic acquisition, net of Chesterfield
       disposal and net of cash acquired                             (20,616)               --
  Capital expenditures, net                                           (1,909)           (2,747)
                                                                     -------           -------
           Net cash used in investing activities                     (22,525)           (2,747)
                                                                     -------           -------

Cash flows from financing activities:
  Net borrowings on revolving credit facilities                       15,696             3,389
  Decrease in payable-book overdraft                                  (4,457)           (8,621)
                                                                     -------           -------
           Net cash provided by (used in) financing activities        11,239            (5,232)

           Net increase (decrease) in cash                              (989)            1,250


Cash and cash equivalents at beginning of year                         3,145               227
                                                                     -------           -------

Cash and cash equivalents at end of period                           $ 2,156           $ 1,477
                                                                     =======           =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $   776           $ 1,042
                                                                     =======           =======
      Income taxes                                                   $   155           $   256
                                                                     =======           =======

                            See Accompanying Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 30, 1996, the Consolidated Statements of Cash Flows for the three months ended April 1, 1995 and March 30, 1996, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 30, 1995 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


NOTE 2:

LONG-TERM DEBT:

In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company and are due October 1, 2003. Interest on the Notes is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,269 at March 30, 1996, is presented net of $731 of unamortized bond issue discount that is being
amortized over the period to maturity.   The latest information available
indicates the fair value of the Notes was $100,000 at March 30, 1996. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The Company had a credit agreement at December 30, 1995 which provided an unsecured revolving credit facility of $92,000 due January 15, 1998, and a credit facility from Wachovia Bank of South Carolina, which provided an unsecured, uncommitted line of credit of $4,000. Effective March 19, 1996, the Company replaced the unsecured revolving credit facility with a new credit agreement. The new credit agreement provides for a revolving credit facility of up to $80,000, including a letter of credit facility of up to $5,000. The borrowings under the new credit agreement are secured by all inventories, all receivables, and certain intangibles. The new credit agreement matures on January 18, 1998.

Long-term debt as of December 30, 1995 and March 30, 1996 consists of:


                                                           December 30, 1995       March 30, 1996
                                                           ------------------     --------------
Borrowings under credit agreements:
     Unsecured revolving credit facility                         $30,000             $    --
     Secured revolving credit facility                                --              30,242
     Unsecured Wachovia Bank of SC facility                          853               4,000
Senior subordinated notes, net                                   124,245             124,269
                                                                 -------             -------
                                                                 155,098             158,511
Less current portion                                                 853               4,000
                                                                 -------             -------

Long-term debt                                                   154,245             154,511
                                                                 =======             =======


The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of March 30, 1996, the Company could have borrowed an additional $34,284 under the facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At March 30, 1996, the average interest rate on the revolving credit facility was 7.0%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.5% at March 30, 1996.

The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of March 30, 1996, the Company was not authorized to pay any cash dividends or purchase its capital stock. At March 30, 1996, the Company was in compliance with all covenants under all credit agreements.

In January 1994, the Company entered into an interest rate swap transaction with The First National Bank of Boston to convert from an economic perspective $50,000 of the Company's fixed rate indebtedness at 4.535%, represented by the Notes, to a floating rate indebtedness driven by LIBOR. Financial risk varies during the two and one half year life of this swap agreement. The net amount to be paid or received under this swap agreement is accrued over the term of this agreement as a separate component of interest expense. The floating rate was reset at 5.434% for the final six month period beginning January 19, 1996.

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama and Georgia, the Company has obtained letters of credit for $750, $200 and $250. The letters of credit expire on February 10, 1997, June 30, 1996 and January 11, 1997, respectively. At March 30, 1996, the Company owed no amount under these letters of credit.

NOTE 3:

INVENTORIES:

     Inventories at December 30, 1995 and March 30, 1996 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.


NOTE 4:

PROPERTY, PLANT AND EQUIPMENT:

     All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 1996
COMPARED WITH THREE MONTHS ENDED APRIL 1, 1995

SALES

     Sales for the three months ended March 30, 1996 decreased $20.7 million or 19.0% from $109.3 million to $88.6 million over the corresponding period of 1995. Sales of the Greige Fabrics Division decreased $11.6 million or 22.8%, while sales of the Finished Fabrics Division decreased $9.1 million or 15.6%. The decrease in sales for the Greige Fabrics Division may be attributed to poor market conditions for lightweight apparel and home furnishings fabrics.
Average prices for these fabrics during the period declined 8.8% while volume decreased 15.2%. The sales decrease for the Finished Fabrics Division included a $5.4 million reduction in narrow elastic sales and a $3.3 million reduction in furniture upholstery sales. The reductions in sales of both divisions may be attributed to weak product demand, overcapacity and high raw material costs that are negatively affecting the textile industry.


EARNINGS

     Operating income (loss) for the three month period ended March 30, 1996 decreased $7.8 million or 147% from $5.3 million to an operating loss of $(2.6) million. The decline in profitability can be attributed to the Greige Fabrics Division as lower average selling prices, reduced volumes and higher raw material costs all combined to significantly reduce margins. Despite lower sales volume, the Finished Fabrics Division reported improved levels of profitability due to operating improvements which, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division.

     Interest expense for the three months ended March 30, 1996 was $3.9 million, down $0.5 million from the same period in 1995. The decrease reflects the Company's efforts to reduce its debt balances, and lower interest rates as compared to the same period a year ago.

     The provision (benefit) for income taxes decreased approximately $2.6 million. This decrease is due to the $7.3 million decrease in earnings before taxes. The foregoing resulted in a decrease in net income of $4.7 million or 635% from $0.7 million to a net loss of $(4.0) million.

FINANCIAL CONDITION

     For the quarter ended March 30, 1996, the Company generated cash from operations of $9.2 million and increased its net borrowings by $3.4 million. These funds were primarily used to finance $2.7 million of capital expenditures and reduce its payable-book overdraft by $8.6 million.

     At March 30, 1996, working capital was approximately $77.6 million as compared to approximately $80.5 million at December 30, 1995. Management is not aware of any present or potential impairments to the Company's liquidity.

     At March 30, 1996, long-term debt of approximately $154.5 million represented 80% of total capital, compared to 78% at December 30, 1995.

     The Company believes that funds from operations during the balance of fiscal 1996 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $12.0 million during the remainder of 1996, in addition to meeting working capital requirements and scheduled debt service payments for the same period.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None Reportable


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the stockholders of the Company on April 2, 1996, the stockholders elected the following individuals to the Board of Directors:

                Joseph L. Gorga
                James A. Ovenden
                W. James Raleigh
                Stephen M. McLean
                Rupinder S. Sidhu
                Michael H. deHavenon


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

           4.1 Interest Rate Collar Transaction letter agreement dated February 5, 1996 between The First National Bank of Boston and CMI Industries, Inc.(*)

           4.2  Credit Agreement dated as of March 19, 1996 among
                CMI Industries, Inc., The First National Bank of Boston, individually and as agent, NationsBank of North Carolina, N.A. and The Wachovia Bank of South Carolina, N.A.(*)

          10.1  Option Agreement between CMI Industries, Inc. and
                Joseph L. Gorga dated January 23, 1995, pursuant to CMI Industries, Inc. 1994 Stock Option Plan.(*)

          10.2  Amended and Restated Employment Agreement dated
                January 1, 1996, between CMI Industries, and Joseph L.
                Gorga.(*)

          10.3  Amended and Restated Employment Agreement dated
                January 1, 1996, between CMI Industries, Inc. and James A Ovenden.(*)

          10.4  Amendment No. 1 to Option Agreement between CMI
                Industries, Inc. and Joseph L. Gorga dated January 31, 1996.(*)

          10.5  Option Agreement between CMI Industries, Inc. and
                Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1992 Stock Option Plan.(*)

          10.6  Option Agreement between CMI Industries, Inc. and
                Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan.(*)

          10.7  Option Agreement between CMI Industries, Inc. and
                James A. Ovenden dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan.(*)

          27.1  Financial Data Schedule.(for SEC use only)

     (*)Filed as an exhibit to CMI Industries, Inc.'s Annual Report on Form 10-K on March 29, 1996 and incorporated herein by reference.

b)   Reports on Form 8-K

     Form 8-K filed February 14, 1996 to report the waiver of certain financial covenants under the Company's bank credit agreements and the restructuring initiatives undertaken in the Greige Fabrics and Finished Fabrics Divisions.

                            SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CMI INDUSTRIES, INC.



Date:    May 3, 1996      By   /s/ JOSEPH L. GORGA
                               -------------------------------------------------
                               Joseph L. Gorga
                               President and Chief Executive Officer


Date:    May 3, 1996      By   /s/ JAMES A. OVENDEN
                               -------------------------------------------------
                               James A. Ovenden
                               Executive Vice President, Chief Financial Officer