Form 10-Q/A
period 1996-03-30
CMI INDUSTRIES INC
filed 1996-06-25
CIK 911221

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                  FORM 10-Q/A

                                ---------------
(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the quarterly period ended March 30, 1996


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    -------------------

                        Commission File Number 33-67854
                                               --------

                              CMI INDUSTRIES, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        57-0836097
- ---------------------------------------------             --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
     or organization)                                      Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                 29201
- -------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number including area code:               (803) 771-4434

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X       No
                                                       ---         ---

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

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (000's Omitted Except Per Share Data)
                                  (Unaudited)


                                                         THREE MONTHS ENDED
                                                        --------------------
                                                         APRIL 1,  MARCH 30,
                                                           1995       1996
                                                        ---------  ---------

   Net sales                                             $109,321  $  88,580
   Cost of sales                                           95,201     83,372
                                                         --------  ---------
         Gross profit                                      14,120      5,208
   Selling, general and administrative expenses             8,861      7,760
                                                         --------  ---------
         Operating income (loss)                            5,259     (2,552)
   Other income (expense):
      Interest expense                                     (4,396)    (3,939)
      Other, net                                              356        375
                                                         --------  ---------
                                                           (4,040)    (3,564)

         Income (loss) before income taxes                  1,219     (6,116)
   Provision (benefit) for income taxes                       475     (2,138)
                                                         --------  ---------

         Net income (loss)                               $    744  $  (3,978)
                                                         ========  =========

   Average shares outstanding during period                 1,773      1,690

   Net income (loss) per share                           $    .42  $   (2.35)

   Depreciation and amortization included in the above
      costs and expenses:                                $  5,791  $   6,144




                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 30, 1995 and March 30, 1996
                                (000's Omitted)


                                                    DECEMBER 30,   MARCH 30,
                                                       1995          1996
                                                   ------------  ------------
                                                                  (Unaudited)

  ASSETS
  ------

     Current assets:
        Cash and cash equivalents                   $       227    $    1,477

        Receivables, less allowance for doubtful
           accounts of $1,729 and $1,163                 50,684        48,427

        Inventories: (note 3)
           Raw materials                                  9,872        12,632
           Work-in-process                               22,295        21,388
           Finished goods                                29,603        26,332
           Supplies                                       5,281         5,177
                                                    -----------    ----------
                                                         67,051        65,529

        Other current assets                              5,319         2,347
                                                    -----------    ----------

               Total current assets                     123,281       117,780

     Property, plant and equipment: (note 4)
        Land and land improvements                        3,813         3,697
        Buildings and leasehold improvements             39,455        39,402
        Machinery and equipment                         203,648       203,399
        Construction in progress                          1,346         4,166
                                                    -----------    ----------
                                                        248,262       250,664
                                                    -----------    ----------
        Less accumulated depreciation                  (122,488)     (128,135)
                                                    -----------    ----------
                                                        125,774       122,529

     Other assets:
        Cash value of life insurance, intangibles
           deferred charges, and other assets             8,053         7,998
                                                    -----------    ----------

                                                    $   257,108    $  248,307
                                                    ===========    ==========


                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 30, 1995 and March 30, 1996
                       (000's Omitted Except Share Data)




                                                             DECEMBER 30,  MARCH 30,
                                                                 1995        1996
                                                             ----------- -----------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

      Current liabilities:
        Payable - book overdraft                              $ 13,226     $  4,605
        Current portion of long-term debt (note 2)                 853        4,000
        Accounts payable                                        13,471       14,860
        Accrued expenses                                        15,189       16,669
                                                              --------     --------
          Total current liabilities                             42,739       40,134

      Long-term debt (note 2)                                  154,245      154,511

      Deferred income taxes                                      3,352          958

      Other liabilities                                         14,264       14,174

      Stockholders' equity:
        Common stock of $1 par value per share;
        2,100,000 shares authorized, 1,690,318 shares issued     1,690        1,690
        Paid-in capital                                         11,350       11,350
        Retained earnings (note 2)                              29,468       25,490
                                                              --------     --------

          Total stockholders' equity                            42,508       38,530
                                                              --------     --------

                                                              $257,108     $248,307
                                                              ========     ========





                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the Three Months Ended April 1, 1995 and March 30, 1996
                                 (000s omitted)
                                  (Unaudited)

                                                                                 APRIL 1,    MARCH 30,
                                                                                   1995        1996
                                                                                ----------  ---------
Cash flows from operating activities:
   Net income (loss)                                                            $     744    $(3,978)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                                5,791      6,144
       Changes in assets and liabilities
          Receivables                                                                (326)     2,257
          Inventories                                                              (1,886)     1,522
          Other current assets                                                      3,377      2,972
          Other assets                                                               (141)       (73)
          Accounts payable                                                           (801)     1,389
          Accrued expenses                                                          2,877      1,480
          Income taxes                                                                182         --
          Deferred income taxes                                                       225     (2,394)
          Other liabilities                                                           255        (90)
                                                                                ---------    -------
              Net cash provided by
               operating activities                                                10,297      9,229


Cash flows from investing activities:
   Cost of United Elastic acquisition, net of Chesterfield
       disposal and net of cash acquired                                          (20,616)        --
   Capital expenditures, net                                                       (1,909)    (2,747)
                                                                                ---------    -------
              Net cash used in investing activities                               (22,525)    (2,747)
                                                                                ---------    -------

Cash flows from financing activities:
   Net borrowings on revolving credit facilities                                   15,696      3,389
   Decrease in payable-book overdraft                                              (4,457)    (8,621)
                                                                                ---------    -------
Net cash provided by (used in) financing activities                                11,239     (5,232)
                                                                                ---------    -------

              Net increase (decrease) in cash                                        (989)     1,250


Cash and cash equivalents at beginning of year                                      3,145        227
                                                                                ---------    -------

Cash and cash equivalents at end of period                                      $   2,156    $ 1,477
                                                                                =========    =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                 $     776    $ 1,042
                                                                                =========    =======
       Income taxes                                                             $     155    $   256
                                                                                =========    =======

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

Long-term debt as of December 30, 1995 and March 30, 1996 consists of:


                                              December 30, 1995  March 30, 1996
                                              -----------------  --------------
 Borrowings under credit agreements:
      Unsecured revolving credit facility             $  30,000        $     --
      Secured revolving credit facility                      --          30,242
      Unsecured Wachovia Bank of SC facility                853           4,000
 Senior subordinated notes, net                         124,245         124,269
                                                      ---------        --------
                                                        155,098         158,511
 Less current portion                                       853           4,000
                                                      ---------        --------

 Long-term debt                                       $ 154,245        $154,511
                                                      =========        ========


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


Note 5:

Restructuring Charges and Other Nonrecurring Items:

     In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives are expected to be completed by the end of the 1996 fiscal year. In the Greige Fabrics Division, the Company will close one of its manufacturing facilities and dispose of idle equipment and inventories. In the Finished Fabrics Division, the Company will consolidate certain operations and also dispose of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consist of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995 and has reserved for the following items:


                                                     December 30,  March 30,
      Restructuring items:                               1995        1996
                                                     ------------  ---------
         CRIP early retirement window                   $ 1,299     $ 1,299
         Termination of consulting contracts
          and other items                                 1,345       1,190
         Severance and related benefit costs              2,404       2,288
                                                        -------     -------
                                                          5,048       4,777
     Other nonrecurring asset write-offs related
     to the restructuring:
         Inventory write-offs                             2,915       2,709
         Property, plant and equipment write-offs         4,937       4,695
                                                        -------     -------
                                                        $12,900     $12,181
                                                        =======     =======

     Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance, $3,779, from operations or amounts available under the new credit agreement primarily over the next eighteen months. During the first quarter ended March 30, 1996, the Company funded $271 of cash related restructuring items and disposed of $448 of assets related to the restructuring.

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


Earnings

     Operating income (loss) for the three month period ended March 30, 1996 decreased $7.8 million or 147% from $5.3 million to an operating loss of $(2.6) million. The decline in profitability can be attributed to the Greige Fabrics Division, as lower average selling prices, reduced volumes and higher raw material costs all combined to significantly reduce margins. Despite lower sales volume, the Finished Fabrics Division reported improved levels of profitability due to operating improvements which, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division. The Company's restructuring initiatives have not had a favorable impact on operating income for the three months ended March 30, 1996.

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

Financial Condition

     For the quarter ended March 30, 1996, the Company generated cash from operations of $9.2 million and increased its net borrowings by $3.4 million. These funds were primarily used to finance $2.7 million of capital expenditures and reduce its payable-book overdraft by $8.6 million

     At March 30, 1996, working capital was approximately $77.6 million as compared to approximately $80.5 million at December 30, 1995. Management is not aware of any present or potential impairments to the Company's liquidity.

     At March 30, 1996, long-term debt of approximately $154.5 million represented 80% of total capital, compared to 78% at December 30, 1995.

     The Company believes that funds from operations during the balance of fiscal 1996 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $12.0 million during the remainder of 1996, in addition to meeting working capital requirements, scheduled debt service payments and amounts to be paid pursuant to the Company's restructuring initiatives (see note 5 to consolidated financial statements) for the same period.

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

     Joseph L. Gorga
     James A. Ovenden
     W. James Raleigh
     Stephen M. McLean
     Rupinder S. Sidhu
     Michael H. deHavenon


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

           4.1 Interest Rate Collar Transaction letter agreement dated February 5, 1996 between The First National Bank of Boston and CMI Industries, Inc.*

           4.2  Credit Agreement dated as of March 19, 1996 among
                CMI Industries, Inc., The First National Bank of Boston, individually and as agent, NationsBank of North Carolina, N.A. and The Wachovia Bank of South Carolina, N.A.*

          10.1 Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 23, 1995, pursuant to CMI Industries, Inc. 1994 Stock Option Plan.*

          10.2 Amended and Restated Employment Agreement dated January 1, 1996, between CMI Industries, and Joseph L. Gorga.*

          10.3 Amended and Restated Employment Agreement dated January 1, 1996, between CMI Industries, Inc. and James A Ovenden.*

          10.4 Amendment No. 1 to Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 31, 1996.*

          10.5 Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1992 Stock Option Plan.*

          10.6 Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan.*

          10.7 Option Agreement between CMI Industries, Inc. and James A. Ovenden dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan.*

          27.1  Financial Data Schedule (for SEC use only). (Previously filed)

      (*) Filed as an exhibit to CMI Industries, Inc.'s Annual Report on Form 10-K on March 29, 1996 and incorporated herein by reference.

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



                             CMI INDUSTRIES, INC.


Date:   June 7, 1996         By  /s/ JOSEPH L. GORGA
                                ------------------------------------------------
                                 Joseph L. Gorga
                                 President and Chief Executive Officer



Date:   June 7, 1996         By  /s/ JAMES A. OVENDEN
                               -------------------------------------------------
                               James A. Ovenden
                               Executive Vice President, Chief Financial Officer