Form 10-Q
period 1996-06-29
CMI INDUSTRIES INC
filed 1996-08-13
CIK 911221

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
                                _______________

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934

       For the quarterly period ended June 29, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ---------------------

                        Commission File Number 33-67854

                            CMI INDUSTRIES, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

                  Delaware                                57-0836097
- ---------------------------------------------        ---------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina     29201
- ------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

     Registrant's telephone number including area code:  (803) 771-4434

                          ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X       No
                                                       ---          ---

As of August 2, 1996, there were 1,690,318 shares of $1 Par Value Common Stock outstanding.



==============================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                     (000's Omitted Except Per Share Data)
                                  (Unaudited)


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------------  -----------------------
                                                JULY 1,       JUNE  29,      JULY 1,    JUNE 29,
                                                 1995           1996          1995        1996
                                                -------       ---------      -------    -------
Net sales                                       $96,685        $89,539       $206,006   $178,119
Cost of sales                                    86,453         83,720        181,654    167,092
                                                -------        -------       --------   --------
        Gross profit                             10,232          5,819         24,352     11,027
Selling, general and administrative expenses      7,884          7,305         16,745     15,065
                                                -------        -------       --------   --------
        Operating income (loss)                   2,348         (1,486)         7,607     (4,038)

Other income (expenses):
    Interest expense                             (4,410)        (3,971)        (8,806)    (7,910)
    Other, net                                      547            424            903        799
                                                -------        -------       --------   --------
                                                 (3,863)        (3,547)        (7,903)    (7,111)

        Loss before income taxes                 (1,515)        (5,033)          (296)   (11,149)

Income tax benefit                                 (571)        (1,986)           (96)    (4,124)
                                                -------        -------       --------   --------

        Net loss                                $  (944)       $(3,047)      $   (200)  $ (7,025)
                                                =======        =======       ========   ========

Average shares outstanding during period          1,773          1,690          1,773      1,690

Net loss per share                              $ (0.53)       $ (1.80)      $  (0.11)  $  (4.16)

Depreciation and amortization included in
    the above costs and expenses                $ 5,694        $ 6,040       $ 11,485   $ 12,186






                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 30, 1995 and June 29, 1996
                                (000's Omitted)


                                                   DECEMBER 30,     JUNE 29,
                                                       1995           1996
                                                   ------------  -----------
                                                                 (UNAUDITED)
ASSETS
- ------
   Current assets:
       Cash and cash equivalents                      $     227    $   1,050

       Receivables, less allowance for doubtful
         accounts of $1,729 and $1,312                   50,684       50,514

       Inventories: (note 3)
         Raw materials                                    9,872       12,130
         Work-in-process                                 22,295       22,588
         Finished goods                                  29,603       25,074
         Supplies                                         5,281        6,221
                                                   ------------  -----------
                                                         67,051       66,013

       Tax benefit                                           --        1,029
       Other current assets                               5,319        1,246
                                                   ------------  -----------

             Total current assets                       123,281      119,852

   Property,  plant and equipment: (note 4)
       Land and land improvements                         3,813        3,697
       Buildings                                         39,455       39,402
       Machinery and equipment                          203,648      203,399
       Construction in progress                           1,346        5,850
                                                   ------------  -----------
                                                        248,262      252,348
       Less accumulated depreciation and
         amortization                                  (122,488)    (134,039)
                                                   ------------  -----------
                                                        125,774      118,309

   Other assets:
       Cash value of life insurance, intangibles,
         deferred charges, and other assets               8,053        8,067
                                                   ------------  -----------

                                                      $ 257,108    $ 246,228
                                                      =========    =========



                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 30, 1995 and June 29, 1996
                                (000's Omitted)




                                                      DECEMBER 30,    JUNE 29,
                                                         1995           1996
                                                       -----------    --------
                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
      Current liabilities:
        Payable - book overdraft                         $ 13,226     $  4,602
        Current portion of long-term debt (note 2)            853        3,158
        Accounts payable                                   13,471       16,203
        Accrued expenses                                   15,189       13,532
                                                         --------     --------
          Total current liabilities                        42,739       37,495

      Long-term debt (note 2)                             154,245      159,293

      Deferred income taxes                                 3,352           --

      Other liabilities                                    14,264       13,958

      Stockholders' equity:
        Common stock of $1 par value per share;
        2,100,000 shares authorized,
        1,690,318 shares issued                             1,690        1,690
        Paid-in capital                                    11,350       11,350
        Retained earnings (note 2)                         29,468       22,442
                                                         --------     --------

          Total stockholders' equity                       42,508       35,482
                                                         --------     --------

                                                         $257,108     $246,228
                                                         ========     ========




                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
            For the Six Months Ended July 1, 1995 and June 29, 1996
                                (000's Omitted)

                                                                   JULY 1,     JUNE 29,
                                                                    1995         1996
                                                                -----------  -----------
                                                                (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss                                                       $    (200)    $ (7,025)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                  11,485       12,186
      Changes in assets and liabilities
          Receivables                                                 1,104          170
          Inventories                                                (7,264)       1,038
          Other current assets                                        4,219        4,073
          Tax benefit                                                    --       (1,029)
          Other assets                                                 (890)        (274)
          Accounts payable                                             (882)       2,732
          Accrued expenses                                              534       (1,657)
          Income taxes                                                 (790)          --
          Deferred income taxes                                         224       (3,352)
          Other liabilities                                             237         (306)
                                                                  ---------     --------
          Net cash provided by operating activities                   7,777        6,556
                                                                  ---------     --------

Cash flows from investing activities:
   Cost of United Elastic acquisition, net of Chesterfield
      disposal and net of cash acquired                             (20,052)          --
   Capital expenditures, net                                         (4,033)      (4,414)
                                                                  ---------     --------
          Net cash used in investing activities                     (24,085)      (4,414)
                                                                  ---------     --------

Cash flows from financing activities:
   Net borrowings on revolving credit facilities                     19,636        7,305
   Decrease in payable-book overdraft                                (4,764)      (8,624)
                                                                  ---------     --------
          Net cash  provided by (used in) financing activities       14,872       (1,319)
                                                                  ---------     --------

          Net (decrease) increase in cash                            (1,436)         823

Cash and cash equivalents at beginning of year                        3,145          227
                                                                  ---------     --------

Cash and cash equivalents at end of period                        $   1,709     $  1,050
                                                                  =========     ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $   7,901     $  7,712
                                                                  =========     ========
      Income taxes                                                $     345     $     --
                                                                  =========     ========




                            See Accompanying Notes.

Notes to Consolidated Financial Statements



Note 1:

Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 29, 1996, the Consolidated Statements of Cash Flows for the six months ended July 1, 1995 and June 29, 1996, and the Consolidated Statements of Income for the three months and six months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 30, 1995 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.



Note 2:

Long-Term Debt:

     In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company and are due October 1, 2003. Interest on the Notes is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,292 at June 29, 1996, is presented net of $707 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $110,000 at June 29, 1996. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

     Long-term debt as of December 30, 1995 and June 29, 1996 consisted of:


                                               December 30, 1995   June 29, 1996
                                               -----------------   -------------
 Borrowings under credit agreements:
      Unsecured revolving credit facility              $ 30,000       $     --
      Secured revolving credit facility                      --         35,000
      Unsecured Wachovia Bank of SC facility                853          3,158
 Senior subordinated notes, net                         124,245        124,293
                                                       --------       --------
                                                        155,098        162,451
 Less current portion                                       853          3,158
                                                       --------       --------

 Long-term debt                                        $154,245       $159,293
                                                       ========       ========


     The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of June 29, 1996, the Company could have borrowed an additional $32,897 under the facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At June 29, 1996, the average interest rate on the revolving credit facility was 7.0%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.4% at June 29, 1996.

     The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of June 29, 1996, the Company was not authorized to pay any cash dividends or purchase its capital stock. At June 29, 1996, the Company was in compliance with all covenants under all credit agreements.

     As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $50. The letters of credit expire on February 10, 1997, June 30, 1996, January 11, 1997 and April 10, 1997,
respectively. At June 29, 1996, no amounts had been drawn under these letters of credit.


Note 3:

Inventories:

     Inventories at December 30, 1995 and June 29, 1996 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

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


                                                       December 30,   June 29,
                                                           1995         1996
                                                       ------------   --------
      Restructuring items:
          CRIP early retirement window                   $ 1,299       $1,299
          Termination of consulting contracts
           and other items                                 1,345        1,176
          Severance and related benefit costs              2,404        1,354
                                                         -------       ------
                                                           5,048        3,829
      Other nonrecurring asset write-offs related
      to the restructuring:
          Inventory write-offs                             2,915          853
          Property, plant and equipment write-offs         4,937        4,712
                                                         -------       ------
                                                         $12,900       $9,394
                                                         =======       ======


     Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the $1,299 early retirement amount from the Company's defined benefit plan and the balance, $3,749, from operations or amounts available under the new credit agreement. During the six months ended June 29, 1996, the Company funded $1,219 of cash related restructuring items and disposed of $2,287 of assets related to the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 30, 1995, including, but not limited to , the "Overview" discussion to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 of the Annual Report.

Results of Operations

Three Months Ended June 29, 1996
Compared with Three Months Ended July 1, 1995

Sales

     Sales for the three months ended June 29, 1996, decreased $7.2 million, or 7%, from $96.7 million to $89.5 million as compared to the corresponding period of 1995. Sales of the Greige Fabrics Division decreased $6.7 million, or 15%. Sales of the Finished Fabrics Division decreased $0.4 million or 1.0%. The decrease in sales of the Greige Fabrics Division may be attributed to poor market conditions for lightweight apparel and home furnishings fabrics.
Average selling prices for these fabrics during the period decreased 12.6% while volume decreased 7.4%.

     The sales decrease for the Finished Fabrics Division included a $1.9 million decrease in narrow elastic sales and a $1.7 million decrease in furniture upholstery sales which were partially offset by stronger automotive upholstery sales. The sales reductions at both divisions may be attributed to weak product demand and excess inventory levels in these market segments.

Earnings

     Operating income (loss) for the three month period ended June 29, 1996 decreased $3.8 million, or 165%, from $2.3 million to an operating loss of $1.5 million. The decline in profitability may be attributed to the Greige Fabrics Division as lower average selling prices, reduced volumes, higher raw material costs and inefficiencies associated with shutting down its Lydia facility all combined to significantly reduce margins. Despite lower sales volume, the Finished Fabrics Division reported improved levels of profitability due to operating improvements which, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division. The Company's restructuring initiatives have not had a favorable impact on operating income for the three months ended June 29, 1996.

     Interest expense for the three months ended June 29, 1996 was $4.0 million, down $0.4 million from the same period in 1995. The decrease reflects the Company's lower debt balances, and lower interest rates as compared to the same period a year ago.

     The provision (benefit) for income taxes decreased approximately $1.4 million. This decrease is due to a $3.5 million decrease in earnings before taxes. The foregoing resulted in the net loss increasing by $2.1 million or 233% from $0.9 million to a net loss of $3.0 million.

Six Months Ended June 29, 1996
Compared with Six Months Ended July 1, 1995

Sales

     Sales for the six months ended June 29, 1996 decreased $27.9 million, or 14%, from $206 million to $178.1 million as compared to the corresponding period in 1995. Sales of the Greige Fabrics Division decreased $18.4 million or 19%, while sales of the Finished Fabrics Division decreased $9.5 million or 9%. The decrease in sales of the Greige Fabrics Division may be attributed to poor market conditions for lightweight apparel and home furnishings fabrics. Average selling price for these fabrics during the period decreased 8.5% while volume decreased 15%.

     The sales decrease for the Finished Fabrics Division included a $7.2 million decrease in narrow elastic sales and a $4.7 decrease in furniture upholstery sales which were partially offset by a $3.7 million increase in automotive upholstery sales. The sales reductions at both divisions may be attributed to weak product demand and excess inventory levels that are negatively affecting market conditions in these market segments.


Earnings

     Operating income for the six month period ended June 29, 1996 decreased $11.6 million, or 158%, from $7.6 million to an operating loss of $4.0 million over the corresponding period of 1995. The decline in profitability may be attributed to the Greige Fabrics Division as lower average selling prices, reduced volumes, higher raw material costs and inefficiencies associated with shutting down the Division's Lydia facility all combined to significantly reduce margins. Despite lower sales volume, the Finished Fabrics Division reported improved levels of profitability due to operating improvements which, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division. The Company's restructuring initiatives have not had a favorable impact on operating income for the six months ended June 19, 1996.

     Interest expense for the six months ended June 29, 1996 was $7.9 million, a decrease of $0.9 million over the same period in 1995.

     The provision for income taxes decreased approximately $4.0 million as a result of the increase in the loss before income taxes of $10.9 million. The foregoing resulted in a net loss of $7.0 million.


Financial Condition

     For the six months ended June 29, 1996, the Company generated cash from operations of $6.6 million and increased its net borrowings by $7.3 million. These funds were primarily used to finance $4.4 million of capital expenditures and reduce its payable-book overdraft by $8.6 million.

     At June 29, 1996, working capital was approximately $82.4 million as compared to approximately $80.5 million at December 30, 1995. Management is not aware of any present or potential impairments to the Company's liquidity.

     At June 29, 1996, long-term debt of approximately $159.3 million represented 82% of total capital, compared to 78.0% at December 30, 1995.

     The Company believes that funds from operations during the balance of fiscal 1996 and amounts available under the loan agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $10 million during the remainder of 1996, in addition to meeting working capital requirements, scheduled debt service payments and amounts to be paid pursuant to the Company's restructuring initiatives (see note 5 to consolidated financial statements) for the same period.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

      None Reportable

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

     Election of the Board of Directors by the stockholders of the Company on April 2, 1996 was previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1996.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

      a)   Exhibits

           27.1 Financial Data Schedule. (for SEC use only)

      b)   Reports on Form 8-K

           None

                            SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CMI INDUSTRIES, INC.



Date:   August  7, 1996                By /s/ JOSEPH L. GORGA
                                          ------------------------------------
                                          Joseph L. Gorga
                                          President and Chief Executive Officer


Date:   August 7, 1996                 By  /s/ JAMES A OVENDEN
                                           -----------------------------------
                                           James A. Ovenden
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.                  Description                  Page No.
- -----------                  -----------                  --------

   27.1      Financial Data Schedule. (for SEC use only)