Form 10-Q
period 1996-09-28
CMI INDUSTRIES INC
filed 1996-11-12
CIK 911221

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                 -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -------------------

                       Commission File Number 33-67854
                                              --------
                            CMI INDUSTRIES, INC.

          ---------------------------------------------------------
           (Exact name of registrant as specified on its charter)

            Delaware                                            57-0836097
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                29201
--------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number including area code:               (803) 771-4434
                                                                 --------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                  ---      ---

As of November 12, 1996 there were 1,690,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                             CMI INDUSTRIES, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Income

                     (000s omitted except per share data)
                                 (unaudited)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 ------------------           -----------------
                                                SEPT. 30,      SEPT. 28,      SEPT. 30,    SEPT. 28,
                                                 1995             1996          1995         1996
                                                ---------     ----------      --------     ---------
Net sales                                        $105,606       $98,969        $311,612    $277,088
Cost of sales                                      93,598        91,824         275,252     258,916
                                                 --------       -------        --------    --------
        Gross profit                               12,008         7,145          36,360      18,172
Selling, general and administrative expenses        7,922         7,433          23,819      22,498
Executive severance charges                         4,782            --           4,782          --
                                                 --------       --------       --------    ---------
        Operating income (loss)                      (696)         (288)          7,759      (4,326)

Other income (expenses):
        Interest expense                           (4,220)       (3,949)        (13,026)    (11,859)
        Other, net                                    243           523             299       1,323
                                                 --------       -------        --------    --------
          Total other expenses, net                (3,977)       (3,426)        (12,727)    (10,536)

            Loss before income taxes               (4,673)       (3,714)         (4,968)    (14,862)

Income tax benefit                                 (1,813)       (1,485)         (1,909)     (5,609)
                                                 --------       -------        --------    --------
            Net loss                             $ (2,860)      $(2,229)       $ (3,059)   $ (9,253)
                                                 ========       =======        ========    ========

Average shares outstanding during period            1,739         1,690           1,762       1,690

Net loss per share                               $  (1.64)      $ (1.32)       $  (1.74)   $  (5.48)

Depreciation and amortization included in
    the above costs and expenses:                $  5,993       $ 5,553        $ 17,409    $ 17,739



                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    December 30, 1995 and September 28, 1996
                                 (000s omitted)

                                                         DECEMBER 30,   SEPTEMBER 28,
                                                            1995            1996
                                                          -------         --------
                                                                         (unaudited)
ASSETS

  Current assets:
     Cash and cash equivalents                            $    227        $  1,108

     Receivables, less allowance for doubtful
       accounts of $1,729 and $1,769                        50,684          55,868

     Inventories: (note 3)
       Raw materials                                         9,872          10,042
       Work-in-process                                      22,295          22,286
       Finished goods                                       29,603          22,459
       Supplies                                              5,281           4,936
                                                          --------        --------
                                                            67,051          59,723

     Tax benefit                                                --           2,532
     Other current assets                                    5,319             614
                                                          --------        --------
            Total current assets                           123,281         119,845

Property, plant and equipment: (note 4)
     Land and land improvements                              3,813           3,536
     Buildings                                              39,455          38,268
     Machinery and equipment                               203,648         195,683
     Construction in progress                                1,346           2,641
                                                          --------        --------
                                                           248,262         240,128
     Less accumulated depreciation and amortization       (122,488)       (125,602)
                                                          --------        --------
                                                           125,774         114,526

Other assets:
     Cash value of life insurance, intangibles,
     deferred charges, and other assets                      8,053           8,189
                                                          --------        --------
                                                          $257,108        $242,560
                                                          ========        ========

                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    December 30, 1995 and September 28, 1996
                                 (000s omitted)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         DECEMBER 30,      SEPTEMBER 28,
                                                                           1995               1996
                                                                          ------             ------
                                                                                            (unaudited)
    Current liabilities:
       Payable - book overdraft                                           $ 13,226           $  5,089
       Current portion of long-term debt (note 2)                              853              4,000
       Accounts payable                                                     13,471             16,965
       Accrued expenses                                                     15,189             17,592
                                                                          --------           --------
          Total current liabilities                                         42,739             43,646

    Long-term debt (note 2)                                                154,245            151,637

    Deferred income taxes                                                    3,352                 --

    Other liabilities                                                       14,264             14,022

    Stockholders' equity:
       Common stock of $1 par value per share;
       2,100,000 shares authorized, 1,690,318 shares issued                  1,690              1,690
       Paid-in capital                                                      11,350             11,350
       Retained earnings (note 2)                                           29,468             20,215
                                                                          --------           --------

          Total stockholders' equity                                        42,508             33,255
                                                                          --------           --------

                                                                          $257,108           $242,560
                                                                          ========           ========


                            See Accompanying Notes.

                             CMI INDUSTRIES, INC.
                               AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
     For the nine months ended September 30, 1995 and September 28, 1996
                                (000s omitted)

                                                                       SEPTEMBER 30,            SEPTEMBER 28,
                                                                           1995                     1996
                                                                          ------                  -------
Cash flows from operating activities:                                    (unaudited)             (unaudited)
   Net loss                                                                $(3,059)               $(9,253)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                                         17,409                 17,739
      Changes in assets and liabilities:
         Receivables                                                        (6,568)                (5,184)
         Inventories                                                        (1,323)                 7,328
         Other current assets                                                4,300                  4,705
         Other assets                                                       (1,050)                  (529)
         Accounts payable                                                      634                  3,494
         Accrued expenses                                                    3,421                  2,403
         Tax benefit                                                            --                 (2,532)
         Income taxes                                                          695                     --
         Deferred income taxes                                              (3,224)                (3,352)
         Other liabilities                                                   4,822                   (242)
                                                                           -------                -------
      Net cash provided by operating activities                             16,057                 14,577
                                                                           -------                -------
Cash flows from investing activities:
     Cost of United Elastic acquisition, net of Chesterfield
         disposal and cash acquired                                        (20,052)                    --
     Capital expenditures, net                                              (6,060)                (6,026)
                                                                           -------                -------
              Net cash used in investing activities                        (26,112)                (6,026)
                                                                           -------                -------
Cash flows from financing activities:
     Net borrowings on revolving credit facilities                           9,672                    467
     Increase (decrease) in payable-book overdraft                           3,018                 (8,137)
     Retirement of common stock                                             (3,320)                    --
                                                                           -------                -------
            Net cash provided by (used in) financing activities              9,370                 (7,670)
                                                                           -------                -------

            Net (decrease) increase in cash                                   (685)                   881

Cash and cash equivalents at beginning of year                               3,145                    227
                                                                           -------                -------

Cash and cash equivalents at end of period                                 $ 2,460                $ 1,108
                                                                           =======                =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                          $ 9,571                $ 8,659
                                                                           =======                =======
         Income taxes                                                      $   482                $    --
                                                                           =======                =======

                            See Accompanying Notes.

Notes to Consolidated Financial Statements


Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of Septemer 28, 1996, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and September 28, 1996, and the Consolidated Statements of Income for the three months and nine months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 30, 1995 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,317 at September 28, 1996, is presented net of $683 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $112,500 at September 28, 1996. The fair value presented herin is not necessarily indicative of the amounts that the Company would realize in a current market exchange.


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

         Long-term debt at December 30, 1995 and September 28, 1996 consisted of:

                                                      DEC. 30, 1995           SEPT. 28, 1996
                                                      -------------           --------------
Borrowings under credit agreements:
     Unsecured revolving credit facility                   $ 30,000               $     --
     Secured revolving credit facility                           --                 27,320
     Unsecured Wachovia Bank of SC facility                     853                  4,000
Senior subordinated notes, net                              124,245                124,317
                                                           --------               --------
                                                            155,098                155,637

Less current portion                                            853                  4,000
                                                           --------               --------

     Long-term debt                                        $154,245               $151,637
                                                           ========               ========

         The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of September 28, 1996, the Company could have borrowed an additional $41,239 under the facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At September 28, 1996, the average interest rate on the revolving credit facility was 7.0%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.2% at September 28, 1996.

        The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of September 28, 1996, the Company was not authorized to pay any cash dividends or purchase its capital stock. At September 28, 1996, the Company was in compliance with, or had received waivers for, all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $50. The letters of credit expire on February 10, 1997, June 30, 1997, January 11, 1997 and April 10, 1997,
respectively. At September 28, 1996, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at December 30, 1995 and September 28, 1996 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.


Note 5:

Restructuring Charges and Other Nonrecurring Items:

         In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives are expected to be completed by the end of the 1996 fiscal year. In the Greige Fabrics Division, the Company closed one of its manufacturing facilities and disposed of idle equipment and inventories. In the Finished Fabrics Division, the Company consolidated certain operations and also disposed of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consist of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995 and has reserved for the following items:

                                                              December 30,         September 28,
       Restructuring items:                                      1995                  1996
                                                                ------                ------
          CRIP early retirement window                           $ 1,299             $1,299
          Termination of consulting contracts
           and other items                                         1,345                842
          Severance and related benefit costs                      2,404                936
                                                                 -------             ------
                                                                   5,048              3,077
       Other nonrecurring asset write-offs related
       to the restructuring:
          Inventory write-offs                                     2,915                943
          Property, plant and equipment write-offs                 4,937              2,604
                                                                 -------             ------
                                                                 $12,900             $6,624
                                                                 =======             ======

         Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance, $1,778, from operations or amounts available under the new credit agreement. During the nine months ended September 28, 1996, the Company funded $1,971 of cash related restructuring items and disposed of $4,305 of assets related to the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 30, 1995, including, but not limited to, the "Overview" discussion to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19 of the Annual Report.


Results of Operations


Three Months Ended September 28, 1996
Compared with Three Months Ended September 30, 1995

Sales

         Sales for the three months ended September 28, 1996 were $99 million, a decrease of $6.6 million or 6% from the corresponding period of 1995. Sales of the Greige Fabrics Division decreased $5.4 million, or 12%, while sales of the Finished Fabrics Division decreased $1.2 million or 2%. The decrease in sales of the Greige Fabrics Division may be attributed to poor market conditions for printcloth fabrics used in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 9.5% while volume decreased 4.7%.

         The sales decrease for the Finished Fabrics Division included a $2.1 million decrease in narrow elastic sales and a $4.3 million decrease in consumer product sales which were partially offset by a $4.9 million increase in furniture and automotive upholstery sales. The sales reductions may be attributed to weak product demand and excess inventory levels in these specific market segments.

Earnings

         Operating loss for the three month period ended September 28, 1996 decreased $0.4 million from an operating loss of $0.7 million in the corresponding period of 1995 to an operating loss of $0.3 million. Excluding the executive severence charges of $4.8 million relating to the retirement of the Company's former President and Chief Executive Officer, which were recognized the third quarter of 1995, operating income for the current third quarter would have decreased $4.4 million from the previous period. The decline in profitability may be attributed to the Greige Fabrics Division as the decline in average selling prices reduced profitability almost dollar for dollar. Additionally, the Company reported lower earnings in its narrow elastics business in Stuart, Virginia as reduced sales volumes and related manufacturing inefficiencies deteriorated margins. Aside from narrow elastics, the Finished Fabrics Division continued to report improved levels of profitability due to better manufacturing efficiencies and other operating improvements. These improvements, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division and narrow elastics business.

         Interest expense for the three months ended September 28, 1996 was $3.9 million, a decrease of $0.3 million from the same period in 1995. The decrease reflects the Company's effort to reduce its debt balances and lower interest rates as compared to the same period a year ago.

         The benefit for income taxes decreased approximately $0.3 million. This decrease is due to a $0.9 million decrease in the loss before taxes. The foregoing resulted in the net loss decreasing by $0.7 million or 22% from a net loss of $2.9 million in the third quarter of fiscal 1995 to a net loss of $2.2 million this period.


Nine Months Ended September 28, 1996
Compared with Nine Months Ended September 30, 1995

Sales

         Sales for the nine months ended September 28, 1996 were $277 million, a decrease of $34.5 million, or 11%, from the corresponding period of 1995. Sales of the Greige Fabrics Division decreased $23.7 million or 17%, while sales of the Finished Fabrics Division decreased $10.8 million or 6%. The decrease in sales of the Greige Fabrics Division may be attributed to poor market conditions for printcloth fabrics used in the apparel and home furnishings markets. The poor market conditions relate back to 1995 when retailers began reacting to excess inventories and surplus capacity in the marketplace. Customers have responded by rightsizing their inventories, deferring shipments, limiting future orders, and taking advantage of the opportunistic buying conditions. Consequently, average selling prices for these fabrics have decreased 9.5% while volume decreased 9.4%.

         The sales decrease for the Finished Fabrics Division included a $9.3 million decrease in narrow elastic sales, a $5.5 million reduction in consumer product sales, and a $3.7 decrease in furniture upholstery sales. These declines were partially offset by a $8.3 million increase in automotive upholstery sales. The sales reductions in the Finished Fabrics Division may also be attributed to weak product demand and excess inventory levels that have negatively affected market conditions in these market segments.

Earnings

         Operating income for the nine month period ended September 28, 1996 decreased $12.1 million, or 156%, from operating income of $7.8 million in the first nine months of 1995 to an operating loss of $4.3 million. The decline in profitability may be attributed to the Greige Fabrics Division as lower average selling prices, reduced volumes earlier in the year, higher raw material costs and inefficiencies associated with shutting down the Division's Lydia facility all combined to significantly reduce margins. Despite lower sales volume, the Finished Fabrics Division has reported improved levels of profitability due to operating improvements and better product mix. These improvements, coupled with lower corporate overhead costs, helped to partially offset the reduction in earnings from the Greige Fabrics Division. Other than lower corporate overhead costs, the Company's restructuring initiatives have not had a significant favorable impact on operating income for the nine months ended September 28, 1996.

         Interest expense for the nine months ended September 28, 1996 was $11.9 million, a decrease of $1.2 million over the same period in 1995.

         The benefit for income taxes increased approximately $3.7 million as a result of the increase in the loss before income taxes of $9.9 million. The foregoing resulted in the net loss increasing by $6.2 million or 203% from a net loss of $3.1 million in 1995 to a net loss of $9.3 million this year.


Financial Condition

         For the nine months ended September 28, 1996, the Company generated cash from operations of $14.6 million and increased its net borrowings by $0.5 million. These funds were primarily used to finance $6.0 million of capital expenditures and reduce its payable-book overdraft by $8.1.

         At September 28, 1996, working capital was approximately $76.2 million as compared to approximately $80.5 million at December 30, 1995. Management is not aware of any present or potential impairments to the Company's liquidity.

         At September 28, 1996, long-term debt of approximately $151.6 million represented 82% of total capital, compared to 78% at December 30, 1995.

         The Company believes that funds from operations and amounts available under the loan agreements (see note 2 to consolidated financial statements) are adequate to finance the Company's anticipated capital expenditures, in addition to meeting working capital requirements, scheduled debt service payments and amounts to be paid pursuant to the Company's restructuring initiatives (see note 5 to consolidated financial statements).

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None Reportable

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         a)   Exhibits

                 4.1 - Waiver Letter dated October 11, 1996 between Registrant and The First National Bank of Boston, as Agent, NationsBank of North Carolina, and Wachovia Bank of South Carolina, as Lenders.

                27.1 -  Financial Data Schedule. (for SEC use only)

         b)   Reports on Form 8-K

                 None

                            SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CMI INDUSTRIES, INC.


Date:  November 7, 1996                 By /s/ JOSEPH L. GORGA
                                           ----------------------------------
                                        Joseph L. Gorga
                                        President and Chief Executive Officer


Date:  November 7, 1996                 By /s/ JAMES A. OVENDEN
                                           ----------------------------------
                                        James A. Ovenden
                                        Executive Vice President and Chief
                                        Financial Officer

PART III.  INDEX TO EXHIBITS


 Exhibit No.                             Description                                   Page No.
 -----------                             -----------                                   --------
     4.1            Waiver Letter dated October 11, 1996, between Registrant and The
                    First National Bank of Boston, As Agent, NationsBank of North
                    Carolina, and Wachovia Bank of South Carolina, as Lenders.

     27.1           Financial Data Schedule. (for SEC use only)
