Form 10-K405
period 1996-12-28
CMI INDUSTRIES INC
filed 1997-03-27
CIK 911221

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
     For the fiscal year ended December 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _________________ to ______________________

                        Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          57-0836097
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
      of incorporation                                 Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina          29201
--------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number including area code:             (803) 771-4434

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:           None

                       ----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                             -----------------------------
No shares of the voting securities of the Registrant are held by nonaffiliates; the aggregate market value of shares of voting securities held by nonaffiliates as of March 1, 1997 is zero.

As of March 1, 1997, there were 1,690,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

     This Report contains statements which to the extent they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements in this Report are intended to be subject to the safe harbor protection provided by applicable federal securities laws. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CMI Industries, Inc. ("CMI" or the "Company") and its subsidiaries manufacture textile products that serve a variety of markets, including the home furnishings, woven apparel, elasticized knit apparel, furniture upholstery, transportation upholstery, consumer products and industrial/medical markets. The Company operates through two groups: the Greige Fabrics Division and the Finished Fabrics Division. The Company had net sales of $374.0 million in 1996. The Greige Fabrics Division accounted for 42% of 1996 net sales, and the Finished Fabrics Division accounted for 58% of 1996 net sales.

     The Greige Fabrics Division is one of the largest domestic manufacturers of light to midweight greige (unfinished) fabrics for sale to third parties. The division's product line includes printcloths, broadcloths, twills, crepes and other fabrics of 100% cotton and blends of polyester and combed or carded cotton, and synthetic yarns. The division sells its fabrics primarily to integrated manufacturers and converters for use in a wide variety of home furnishings, woven apparel and industrial products. The Greige Fabrics Division also targets selected niches in markets where value-added services can differentiate its fabrics from imported fabrics. In addition, this division works closely with certain manufacturers to customize fabrics, packaging and services to their specific requirements.

     The Finished Fabrics Division manufactures fabrics and products for sale to the furniture upholstery, transportation upholstery, consumer products and elasticized apparel fabric markets. Furniture upholstery is supplied for use in residential applications, office and public seating and wall panels for open-plan office systems. Customers include contract and residential furniture manufacturers. Furniture upholstery is also sold through an extensive distributor network. Transportation upholstery is supplied for use in automobile and light truck seating and interior component applications to domestic automobile manufacturers and to Japanese manufacturers with domestic production facilities. Consumer products such as blankets, mattress pads and afghans are manufactured for sale to major retailers. The Finished Fabrics Division is a leading manufacturer of dyed and finished elasticized fabrics primarily for use in intimate apparel and foundation garments and also for use in stretch fabric activewear and industrial and medical products. The division's vertically integrated manufacturing operations produce woven and knit fabrics using a variety of spandex, polyester, rayon, nylon and cotton yarns. Various dyeing and finishing technologies are utilized which enable the division to finish and dye its fabrics to achieve consistent specifications and color matching for its products.

     The Company was formed in 1986 at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML & Co."), together with certain members of present or former management for the purpose of acquiring Clinton Mills, Inc., a South Carolina corporation, a predecessor in interest to the Greige Fabrics Division. Affiliates of ML Capital Partners and certain members of management of the Company who acquired shares of the Company's common stock (the "Common Stock") in 1986 and thereafter and their affiliates (the "Management Investors") currently own 58.8% and 40.9%, respectively, of the outstanding Common Stock.


RESTRUCTURING

     Effective December 1995, the Company approved a restructuring plan to improve operating performance, reduce costs and realign certain resources in order to better serve its customers (the "Restructuring"). In connection with the plan, the Company recorded a $12.9 million nonrecurring charge ($8.1 million after related income tax benefits) to operating expenses in the fourth quarter of 1995. The restructuring plan consisted of: (1) the closing of the Greige Fabrics Division's Lydia plant in Clinton, SC; (2) the consolidation of the Finished Fabrics Division's weaving operations in Elkin, NC from three buildings to two buildings; (3) the downsizing of the Company's corporate offices in Columbia, SC and relocation of certain resources back to the operating divisions; (4) the write-off and proposed sale of certain idle and impaired assets; and (5) other process improvement initiatives designed to reduce costs but which also required severance, retirement, or other nonrecurring charges in order to implement the facility closures and overhead reductions. In total, the Company estimates that over 700 manufacturing and administrative positions have been permanently eliminated. Although each of the restructuring initiatives had been completed by the end of 1996, certain assets are still being offered for sale.


SALES SUMMARY

     The following table presents, for the last three fiscal years, the dollar sales and the percentages of the Company's sales contributed by each division.


                                          SALES BY DIVISION
                              ---------------------------------------------
                                          (Dollars in thousands)
                                   1994            1995           1996
                              --------------  --------------  --------------
Greige Fabrics Division       $176,321   45%  $182,923   45%  $156,793   42%
Finished Fabrics Division      213,746   55%   225,713   55%   217,251   58%
                              --------  ----  --------  ----  --------  ----
       Total                  $390,067  100%  $408,636  100%  $374,044  100%
                              ========  ====  ========  ====  ========  ====

     The following table presents, for the last five fiscal years, the percentages of the Company's sales to the home furnishings, woven apparel, elasticized fabric, furniture upholstery, transportation upholstery, consumer products and industrial/medical/other markets, as estimated by the Company.


                                            PERCENTAGE OF DOLLAR SALES
                                      --------------------------------------
                                       1992    1993    1994    1995    1996
                                      ------  ------  ------  ------  ------
    Home furnishings market            29%     25%     28%     28%     28%
    Woven apparel market               19%     18%     15%     11%     11%
    Furniture upholstery market        17%     19%     18%     14%     15%
    Elasticized fabric market          14%     15%     16%     25%     24%
    Transportation upholstery market    7%     10%     11%      8%     11%
    Consumer products market            7%      8%      9%      8%      7%
    Industrial/medical/other markets    7%      5%      3%      6%      4%
                                      ---     ---     ---     ---     ---
          Total                       100%    100%    100%    100%    100%
                                      ===     ===     ===     ===     ===

GREIGE FABRICS DIVISION

     Products. The Greige Fabrics Division manufactures light to midweight greige (unfinished) fabrics, including printcloths, broadcloths, twills, crepes and other fabrics of 100% cotton and blends of polyester and combed or carded cotton, and 100% synthetic yarns. None of the division's customers accounts for more than 10% of Company sales. The division can manufacture fabric in a broad range of styles, which are determined by the fibers used, the number and size of the yarns and the width of the fabric, but concentrates on a limited number of styles and blends. The division currently produces fabric in widths ranging from 43 to 135 inches and typically produces between 60 and 100 styles at any one time. The division's production flexibility enables it to be a cost effective manufacturer of traditional fabric styles available from a large number of domestic and foreign producers and gives it the ability to respond to changes in demand in its markets. The division works closely with major integrated manufacturers to satisfy their specific requirements.

     The fabrics sold by the Greige Fabrics Division are ultimately made into a variety of home furnishings, woven apparel and industrial products. In the home furnishings market, fabrics are used in comforters, bedspreads, sheets and coordinating accessories, as well as curtains and other home furnishing products. In the woven apparel markets, fabrics are used in a wide range of items, including women's apparel, men's boxer shorts, trousers, and uniforms and similar career apparel. Combed blends and 100% cotton fabrics are also used in bolts of finished cloth sold at retail for home sewing and crafts. The principal industrial uses for the division's fabrics are medical and athletic tapes.

     Manufacturing and Capacity. The Greige Fabrics Division's manufacture of woven fabrics involves two principal operations: spinning cotton and blends of cotton and polyester into yarn, and weaving yarn into fabric.

          Spinning. The division either spins or purchases the yarn it uses to produce woven fabrics. Two types of spinning equipment are used: air-jet spinning equipment, which combines spinning and winding into one process, and traditional ring spinning equipment. Approximately 26% of the division's current spinning capacity is air-jet spinning.

          Weaving.  The division employs only shuttleless weaving machines.
     The division's shuttleless machines are more versatile than shuttle weaving machines and are capable of weaving multiple fabrics of different widths simultaneously on the same machine, with some machines capable of producing fabrics as wide as 147 inches. The shuttleless machines require a lower labor complement and weave fabric at higher speeds and with higher quality levels than shuttle machines. The flexibility of the shuttleless machines permits production to be shifted among fabric widths to meet changing market requirements and demand levels.

     The division currently operates six manufacturing plants. All of its plants are equipped with projectile and air-jet shuttleless machines and supporting equipment including carding, spinning and yarn preparation equipment. The division plans to make further capital expenditures of $8 million during fiscal 1997. These expenditures will include additional air-jet spinning equipment. Capital expenditures have been designed to expand production capabilities, reduce production costs and increase quality.

     All of the division's six plants are currently operating on a 24-hour, seven-day week. As in the past, if market conditions soften, the Company has the ability to curtail these operating schedules.

     Marketing and Sales. The Greige Fabrics Division's fabrics are sold primarily through the Company's New York sales office. Fabrics are sold to integrated manufacturers and converters for use in various home furnishings products, woven apparel and a variety of industrial applications. Fabrics are typically manufactured to order. The division's sales are generally not seasonal.


FINISHED FABRICS DIVISION

     Products. The Finished Fabrics Division manufactures a variety of dyed and finished fabrics for use in diverse markets.

          Elasticized Fabrics. The division manufactures a variety of dyed and finished elasticized knit and woven fabrics for use in intimate apparel and foundation garments. It also has a significant presence in the stretch fabric activewear market, including swimwear fabrics, and produces fabrics for use in industrial and medical products. The vertically integrated manufacturing operations produce warp knit, circular knit and woven fabrics using a variety of spandex, polyester, rayon, nylon, cotton and blends of cotton yarns. The division dyes and finishes the majority of its elasticized fabrics as well as lace products manufactured by others.
          Furniture Upholstery. The division produces furniture upholstery for residential applications, office and public seating as well as wall panels for open office systems. The division's customers include contract and residential furniture manufacturers. Furniture upholstery is also sold
     through an extensive distributor network.   Furniture upholstery fabrics
     are offered in both wool and a broad range of manmade fibers and in a variety of constructions, from jacquard and dobby wovens to knitted and tufted piles. These various fabric constructions primarily utilize internally produced woolen spun, filament and novelty type yarns. A wide variety of dyeing methods, including raw stock, yarn and piece dyeing, are used.

          Transportation Upholstery. The division supplies upholstery fabrics for automobile and light truck seating and interior component applications as well as for a variety of other transportation uses such as heavy truck interiors, van conversions and after-market uses. Primary automotive customers include domestic automobile manufacturers and Japanese automobile manufacturers with United States manufacturing facilities. To a limited extent, the division also exports its automotive fabrics to Japan for overseas production. The Company has developed a strategic alliance with Tatsumura Textile Company, Ltd., a leading supplier of automotive fabrics to Toyota, Mazda and Mitsubishi, to help to increase its business with the Japanese automakers. A wide variety of upholstery fabrics are produced for the transportation market primarily from spun and filament polyester. For the transportation upholstery market, the division supplies flat and jacquard wovens, jacquard and dobby woven velours, jacquard circular knits and double needle bar knits, and employs stock, yarn, and piece dyeing technologies.

          Consumer Products. The division produces blankets, mattress pads, electric mattress pads, fringed throws, cotton jacquard afghans and infant bedding for sale to the retail, institutional and health care markets. Its consumer products are manufactured through either a loom woven process or a non-woven Fiberwoven(R) process. Market placements have been made in Mexico, Canada, Western Europe, Australia and the Far East.

     Manufacturing and Capacity.

     Elasticized Fabrics: Manufacturing warp knit, circular knit and woven fabrics with elastomeric fibers is a more difficult and complicated process than that required for other fabrics. Customers who purchase elasticized fabrics typically require that the fabrics meet precise specifications related to physical characteristics, shades, shrinkage and the like.

          Knitting. Several types of warp knitting machines are used. These machines are versatile with the capability of knitting high quality fabric in many different styles at high speeds and low defect levels. For circular knitting, the Company uses both single and double knit machines, some of which have mini-jacquard capability.

          Weaving. Several types of looms are used. These looms are versatile with the capability of weaving high quality narrow elastic fabric up to twelve inches in width. Certain looms have jacquard capabilities, and can weave logo designs into the fabric.

          Finishing and Dyeing. Various dyeing and finishing technologies are utilized which allow the division to dye and finish its fabrics on-site to achieve consistent specifications and color matching for its products.
     The processes used depend upon the type and style of fabrics being produced. The division scours and dyes most of its fabric in either pressurized or non-pressurized dyeing vessels. Fabrics of regular warp construction are normally steamed in preparation for other finishing processes. Fabrics are sent through finishing frames that stretch and set the fabric at a desired width. Computerized color matching equipment enables the division to meet the stringent requirements of the markets it serves. For certain fabrics and shades, it uses dyed yarn for both knitting and weaving.

     The division manufactures its elasticized knit fabrics at a plant located in Greensboro, North Carolina, which operates on a 24-hour, five or six-day week. Since the acquisition of the former United Elastic Corporation operations in January 1995, the division manufactures narrow elasticized woven fabrics in Stuart, Virginia. This plant operates on a 24-hour, five day week.

     Furniture Upholstery, Transportation Upholstery and Consumer Products:
The division operates a manufacturing complex in Elkin, North Carolina, containing approximately 1.7 million square feet in 11 buildings and a plant in Boonville, North Carolina. At the Elkin complex, manufacturing is vertically integrated from fiber to finished fabric. The Boonville plant produces yarn from fiber, which is then transferred to the Elkin facility for weaving. Manufacturing processes include garnetting waste fiber, extruding nylon and dyeing raw stock, yarn and fabric. The product of these processes may flow through other processes such as carding, spinning, weaving, knitting, the nonwoven Fiberwoven(R) process and finishing. The division employs computer systems that allow for the design of fabrics without the production cost associated with sampling, shorten fabric development time and promote faster response to customer inquiries.

     Marketing and Sales.

     Elasticized Fabrics:   The division sells its elasticized fabrics through
the Company's New York and Los Angeles sales offices, and sales representatives located in Greensboro, North Carolina and Stuart, Virginia. These fabrics are manufactured only to order.

     Furniture Upholstery, Transportation Upholstery and Consumer Products:
Sales and marketing functions are conducted at the product level. Furniture upholstery is sold by sales personnel in Elkin and High Point, North Carolina (including a showroom), New York, Chicago, Los Angeles, and Grand Rapids, Michigan, and sales agents in the Far East, Australia, and South America. Transportation upholstery has sales and marketing offices in Elkin, North Carolina and Detroit, Michigan. Consumer products are sold and marketed through offices in Elkin, North Carolina and New York and sales associates located throughout the United States. Foreign bedding sales are handled through agents or distributors in Mexico, Canada, England, Western Europe, Australia, and the Far East.

RAW MATERIALS

     The principal raw materials the Company uses are cotton and man-made fibers and yarns. In 1996, raw materials accounted for approximately 46% of cost of sales. The Company uses many types of fibers, both natural (cotton and wool) and man-made (polyester, nylon, olefin, rayon and acrylic) as well as yarns including Lycra(R), a spandex elastomeric yarn produced by DuPont (E.I.) de Nemours & Company, in the manufacture of its textile products. The Company believes that availability and future price levels for fibers and yarns will depend primarily upon supply and demand conditions, crop conditions, general inflation, government agricultural programs and prices of petroleum-based raw materials.

     Generally, the Company has had no difficulty in obtaining raw materials. Cotton is available from a large number of suppliers. The Company maintains a limited supply of cotton in inventory; its usual procedure is to purchase cotton only when firm orders have been obtained for the goods in which it will be used. When management concludes that a certain grade of cotton may be in short supply or that prices may be substantially higher in the near term, however, the Company may deviate from this procedure and buy additional cotton for inventory. Historically, the Company has not purchased significant amounts of cotton for inventory and continues to purchase cotton for future delivery when orders are received.

     The principal man-made fibers and yarns purchased by the Company are polyester and nylon. The Company maintains a limited supply of man-made fibers and yarns in inventory. The Company currently purchases man-made fibers for its Greige Fabrics Division from two suppliers, although other suppliers are available. The Company also purchases yarns of texturized filament polyester primarily from a limited number of suppliers for use in its woven and knit fabrics, although other suppliers are available. Currently, most of the elastomeric yarn used in the production of elasticized fabrics is Lycra(R).

PATENTS AND TRADEMARKS

     The Company has registered a stylized "Clinton," "EFA" and "Chatham" as trademarks. The Company does not own or use any other patents, licenses or trademarks that are currently material in the conduct of its business.

BACKLOG

     At December 28, 1996, the Company had aggregate unfilled orders of $120 million, as compared to $64 million at December 30, 1995. As of December 28, 1996, the Greige Fabrics Division had approximately $87 million of unfilled customer orders for woven fabrics, as compared to $41 million at December 30, 1995. The increase in the Greige Fabrics Division's order backlog from 1995 to 1996 is indicative of the recently improved market conditions for lightweight greige woven fabrics. The division expects to fill substantially all of these orders in

1997. At December 28, 1996, the Finished Fabrics Division had unfilled orders totaling $33 million, as compared to $23 million at December 30, 1995. The increase in the Finished Fabrics Division's order backlog from 1995 to 1996 is indicative of the increase in placements for the Company's transportation upholstery fabrics. The division expects to fill all of these orders in 1997. These backlogs consist of orders that are not generally subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances.

COMPETITION AND INTERNATIONAL TRADE POLICY

     The domestic textile industry is highly competitive with no one firm dominating the United States market. Many companies compete only in limited segments of the textile market. In recent years, there has been a trend toward consolidation in the United States textile industry. Textile competition is based in varying degrees on price, product styling and differentiation, quality and customer service. The importance of each of these factors depends upon the needs of particular markets and customers.

     The domestic textile industry has been fundamentally affected by competition from imports. The level of import protection for domestic producers of textiles has been and will continue to be subject to domestic political and foreign policy considerations. Under the import tariff and quota framework developed under the Arrangement Regarding International Trade in Textiles and commonly known as the Multifiber Arrangement (the "MFA"), most significant exporters of fabrics were subject to annual quotas. However, the MFA expired on December 31, 1994, and was replaced by The Uruguay Round Agreement (the "Uruguay Agreement") on textiles and clothing which contains a schedule for the gradual phase-out of quotas established pursuant to the MFA over a ten year transition period. After the transition period, textile and clothing trade will be fully integrated into the World Trade Organization and subject to the same restrictions as other sectors. The Uruguay Agreement contains a provision for reducing tariffs on textiles and clothing products imposed by the United States by approximately 12% overall, with the reductions phased in over a ten year period. The reduction in the import protection accorded domestic fabric and apparel manufacturers could adversely affect the Company.

     The Company believes that the North American Free Trade Agreement ("NAFTA") has and will continue to affect competition in the domestic textile manufacturing market by phasing out substantially all trade restrictions among Canada, Mexico and the United States while maintaining such restrictions on products imported from outside North America, subject to the Uruguay Agreement. While the Company believes that as a result of NAFTA some labor-intensive apparel production has and will continue to move to Mexico due to Mexico's lower labor costs, the Company expects to compete for sales of fabric to these apparel producers in what may become a larger market for the Company's products. To the extent that U.S. apparel manufacturers move production to Mexico and thus gain a competitive advantage over Asian producers facing continuing import restrictions, the Company believes that it would benefit from a resulting increase in North American production, as neither Mexico nor Canada are currently competitive producers of the fabrics used in the manufacture of apparel.

     The impact of import competition varies among the Company's divisions.
The Greige Fabrics Division sells its fabrics in markets where imports are a significant competitive factor--estimated by the Company at 25% of the division's United States markets. In addition, the division's fabrics are used in apparel products which compete with imported garments. In response to the increasing effect of imports, the division has engaged in an extensive modernization program which has added flexibility to its manufacturing process and increased its fabric offerings. This modernization program has resulted in increases in productivity and lower unit costs, net of depreciation. In addition, marketing has been redirected in an effort to reduce its dependence on commodity fabrics and has focused on developing long-term customer relationships where value added services can differentiate its fabrics from imports. To implement this strategy, the division has generally endeavored to decrease its sales to the apparel market and shift more of its sales to home furnishing markets where competition from imports is less severe. However, depending on market conditions, the division may from time to time redirect its sales from home furnishings to apparel to avoid market weakness or to obtain a benefit from opportunistic selling. The Greige Fabrics Division's principal competitors include Greenwood Mills and Alice Manufacturing.

     The Finished Fabrics Division and other United States manufacturers of elasticized fabrics and garments, including intimate apparel, swimwear and activewear, have not been subject to the same pressure from imports experienced by many other sportswear apparel manufacturers. Customers place significant emphasis on product design, component shade-matching and other quality-related criteria. Customers establish strict specifications that place a premium on customer service, which places foreign manufacturers at a disadvantage. The Company also believes that the swimwear market is less susceptible to import competition because sales in the U. S. retail market are generally made within a four-month period, and therefore close proximity of the swimwear manufacturer and the fabric producer is advantageous for initial orders and reorders. The division's principal elasticized fabrics competitors include Liberty Fabrics, Darlington, and Elastic Corporation of America.

     Furniture upholstery, transportation upholstery and consumer products compete in domestic markets that to date have experienced little competition from imports. In these markets, product styling and differentiation, quality and customer service are more significant considerations as compared to more commodity-oriented markets that are more susceptible to import competition. Principal competitors include Guilford of Maine (furniture upholstery), Milliken (furniture and transportation upholstery), Collins and Aikman (furniture and transportation upholstery) and Pillowtex (consumer products).

EMPLOYEES

     On December 28, 1996 the Company had 4,196 employees, none of whom were covered by a collective bargaining agreement. Of these employees, 3,756 were employed as hourly associates while 440 were employed as salaried associates. All of the Company's employees are full-time. The Company believes that its employee relations are good.

ENVIRONMENTAL, HEALTH AND SAFETY, AND OTHER REGULATORY MATTERS

     The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be required, for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company's businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

     The Company has identified certain groundwater and soil contamination which will require remediation and asbestos which may require abatement at its Elkin facility. The Company has accrued for the costs it expects to incur in connection with this remediation and abatement. See "Item 7--Management Discussion and Analysis of Financial Condition and Results of Operations--Environmental" and Notes 7 and 8 to Financial Statements.

     In May 1993, the Greige Fabrics Division received a notice of potential liability and an information request from the EPA with respect to the AquaTech site in Greer, South Carolina. The Company has been designated by the EPA as a potentially responsible party ("PRP") at the site. The Company entered into a buyout agreement with a group of approximately 719 PRPs who funded a surface removal of hazardous substances from this site at a cost in excess of $14.0 million. The Company's allocated share of the costs of the surface cleanup under the buyout agreement was less than $1,000. The buyout agreement does not commit the Company to any additional expenditures nor protect it from liability for any additional costs. The Company has joined the AquaTech PRP Group for Subsurface Remediation which is awaiting the completion of soil and groundwater testing by the EPA at the AquaTech site. At this time neither the extent of further cleanup nor the Company's share of any additional remediation costs is known.

     The Company has approval from the North Carolina Department of Environment, Health and Natural Resources and from Guilford County Environmental Health to begin cleanup of groundwater at its Greensboro facility resulting from previously removed leaking underground storage tanks. The Company estimates that remaining costs associated with the cleanup will be approximately $320,000. Partial reimbursement has been approved from the North Carolina Underground Storage Tank Trust Fund. Equipment has been ordered to begin the cleanup as approved in the corrective action plan.

ITEM 2.  PROPERTIES

     The following table sets forth certain information relating to the Company's principal facilities as of December 28, 1996. All of these facilities are owned by the Company, except for the New York sales office and the Columbia executive office. The Company's New York sales office is leased
for a term expiring in 2005.   The Columbia executive office is leased for a
term expiring in 2000. The Company believes all of its facilities are in good repair and are in suitable condition for the purposes for which they are used.


   LOCATION                 SQ. FOOTAGE                   USE
   --------                 -----------                   ---

 GREIGE FABRICS DIVISION
 -------------------------
  Clinton No. 1 ................263,100  Manufacturing (191,000 sq. ft.)
  Clinton, SC                            Warehouse and Office (72,000 sq. ft.)

  Clinton No. 2................ 544,900  Manufacturing (303,900 sq. ft.)
  Clinton, SC                            Warehouse and Office (241,000 sq. ft.)

  Lydia.........................472,100  Warehouse and Office (472,100 sq. ft.)
  Clinton, SC

  Bailey ...................... 277,200  Manufacturing (224,100 sq. ft.)
  Clinton, SC                            Warehouse and Office (53,100 sq. ft.)

  Office-Clinton, SC.............37,700  Office

  Geneva No. 1..................151,500  Manufacturing (128,300 sq. ft.)
  Geneva, AL                             Warehouse and Office (23,200 sq. ft.)

  Geneva No. 2..................258,200  Manufacturing (211,900 sq. ft.)
  Geneva, AL                             Warehouse and Office (46,300 sq. ft.)

  Office-Geneva, AL...............7,500  Office

  Clarkesville, GA..............268,800  Manufacturing (170,100 sq. ft.)
                                         Warehouse and Office (98,700 sq. ft.)

 FINISHED FABRICS DIVISION
 -------------------------

  Greensboro, NC................175,300  Manufacturing (138,800 sq. ft.)
                                         Warehouse and Office (36,500 sq. ft.)

  Stuart, VA....................415,340  Manufacturing (328,900 sq. ft.)
                                         Warehouse and Office (86,440 sq. ft.)

  Elkin, NC...................1,697,600  Manufacturing (1,270,500 sq. ft.)
                                         Warehouse and Office (427,100 sq. ft.)

  Boonville, NC.................128,500  Manufacturing (99,200 sq. ft.)
                                         Warehouse and Office (29,300 sq. ft.)

                                       12

   LOCATION                   SQ. FOOTAGE               USE
   --------                   -----------               ---

 OTHER
 -----
  CMI Sales Office
  New York, NY.................. 16,332                Office

  CMI Executive Office
  Columbia, SC..................  9,330                Office


     As part of the Restructuring, the Company ceased manufacturing operations at the Lydia plant, consolidated certain weaving operations at its Elkin location and downsized its corporate administrative functions in Columbia. Consequently, certain manufacturing space at Lydia and Elkin is being utilized for warehousing, and the Company has subleased over one-half of its leased facility in Columbia.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to its business operations, as well as product liability litigation. In the opinion of the Company's management, none of the litigation in which it is currently involved is material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     None of the issued shares of the Common Stock is publicly held and there is no established published trading market for the Common Stock.

     During the two fiscal years ended December 28, 1996, the Company did not pay any dividends. The Company's ability to pay dividends was subject to limitations in its bank credit agreement and in the indenture pursuant to which its $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 were issued (the "Indenture"). Capitalized terms used in this Item 5 that are not defined in this Report have the same meaning as set forth in the Indenture.

     The Indenture prohibits the Company from paying cash dividends or making other Restricted Payments if an Event of Default exists under the Indenture or the Company cannot incur additional Indebtedness (other than Permitted Indebtedness) because of an inadequate Fixed Charge Coverage Ratio. The Indenture limits the aggregate amount of cash dividends and other Restricted Payments that may be made subsequent to October 28, 1993 to an amount no greater than the sum of (i) 50% of the Company's Consolidated Adjusted Net Income accrued on a cumulative basis since October 1, 1993 (less 100% of any loss) plus (ii) the aggregate net proceeds received by the Company after October 28, 1993 from certain issues or sales of the Company's capital stock and from capital contributions. Notwithstanding the foregoing, so long as an Event of Default does not exist, the Indenture permits the Company to (i) repurchase its capital stock from Management Investors under certain circumstances in an aggregate amount of up to $2.0 million per year, with the right to carry forward into the immediately following year the aggregate amount of the unused portion, and (ii) pay cash dividends and make other Restricted Payments in an aggregate amount not to exceed $10.0 million.

     Under an $80 million secured revolving credit facility from The First National Bank of Boston, which serves as the agent bank, NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A. entered into in March 1996 (the "Credit Agreement"), the Company was not permitted to pay dividends without the approval of the lenders. In February 1997 the Company and the lenders amended the Credit Agreement to permit, among other things, the Company to pay dividends of up to $3 million in any fiscal year.

     At December 28, 1996, under the terms of the Indenture the Company could acquire capital stock in an amount of $2.7 million from Management Investors and could pay cash dividends or make other Restricted Payments in an aggregate amount of $10.0 million. However, the limitation on restricted payments contained in the Credit Agreement as then in effect was more restrictive than the limitation contained in the Indenture, so that at December 28, 1996 the Company was unable to make any restricted payments or cash dividends.
Following the February 1997 amendment to the Credit Agreement, the Company is able to pay dividends or make restricted payments of up to $3 million in any fiscal year provided that such payments would be permitted under the Indenture.

ITEM 6.   SELECTED FINANCIAL DATA


     The following table sets forth selected historical financial information for the Company for fiscal years 1992 through 1996, which has been derived from the audited financial statements of the Company for such periods. The information contained in the following table reflects the results of operations of Chatham Manufacturing from February 14, 1992, the Clarkesville plant from May 9, 1994, and the former United Elastic Corporation operations from January 3, 1995, the respective dates of acquisition. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company, together with the related notes and independent accountant's report. The Company's consolidated balance sheet as of December 30, 1995, and December 28, 1996, and financial statements for each of the fiscal years in the three-year period ended December 28, 1996, and the independent accountant's report thereon, are included elsewhere in this Report. See "Index to Financial Statements."


                                                                    FISCAL YEAR
                                                  ---------------------------------------------------
                                                   1992(1)     1993      1994       1995       1996
                                                  ---------  --------  --------  ---------  ---------
STATEMENT OF INCOME DATA                                     (Dollars in thousands)
Net sales                                          $352,338  $370,396  $390,067   $408,636   $374,044
Depreciation                                         14,160    17,226    19,879     22,660     21,968
Other cost of sales                                 282,640   301,698   323,564    345,265    323,920
                                                   --------  --------  --------   --------   --------
  Gross profit                                       55,538    51,472    46,624     40,711     28,156
Selling, general and administrative expense          23,874    29,360    31,433     32,704     31,097
Restructuring and other nonrecurring charges (2)        --         --        --     17,682         --
                                                   --------  --------  --------   --------   --------
  Operating income (loss)                            31,664    22,112     15,191    (9,675)  (2,941)
Other income (expense)
  Interest expense                                  (10,104)  (10,558)  (14,430)   (17,174)   (15,425)
  Other income (expense), net                          (103)     (419)     1,397      1,406      1,588
                                                   --------  --------  --------   --------   --------
  Total other income (expense)                      (10,207)  (10,977)  (13,033)   (15,768)   (13,837)
                                                   --------  --------  --------   --------   --------
  Income (loss) before income taxes and
        extraordinary items                          21,457    11,135     2,158    (25,443)   (16,778)
Income taxes (benefit)                                8,354     4,343       789     (9,500)    (6,115)
                                                   --------  --------  --------   --------   --------
  Income (loss) before extraordinary items           13,103     6,792     1,369    (15,943)   (10,663)
Extraordinary item-loss on refinancing
 senior subordinated debentures, net of
 tax benefit of $1,368                                   --     2,139        --         --         --
                                                   --------  --------  --------   --------   --------
   Net income (loss)                                $13,103    $4,653    $1,369   $(15,943)  $(10,663)
                                                   ========  ========  ========   ========   ========
Ratio of earnings to fixed charges (3)                 3.04x     2.02x     1.15x     (0.48)x    (0.09)x

BALANCE SHEET DATA (AT END OF YEAR)
Current assets                                     $111,078  $122,300  $137,582   $123,281   $112,623
Property, plant and equipment, net                  112,337   120,411   135,800    125,774    112,545
Other assets                                          7,047     6,864     8,567      8,053      8,366
Total assets                                        230,462   249,575   281,949    257,108    233,534
Current liabilities                                  46,666    39,377    43,443     42,739     44,117
Long-term debt, less current portion                100,608   124,052   153,962    154,245    143,749
Other liabilities and deferred items                 27,439    25,744    22,773     17,616     13,823
Stockholders' equity                                 55,749    60,402    61,771     42,508     31,845

                                                                FISCAL YEAR
                                                -------------------------------------------
                                                1992(1)     1993     1994     1995     1996
                                                -------  -------  -------  -------  -------
OTHER DATA AND OTHER FINANCIAL RATIOS
EBITDA (4)                                      $48,366  $41,430  $36,790  $14,361  $21,293
Depreciation and amortization (5)                16,630   19,773   20,294   22,670   22,637
Capital expenditures                             22,857   25,179   28,390    8,850    9,288
Ratio of EBITDA to interest expense (6)            5.05x    4.18x    2.67x    1.03x    1.43x
Ratio of total debt (at end of year) to EBITDA     2.22x    3.07x    4.25x   10.80x    6.94x

________________________

(1) Financial information for fiscal 1992 excluding the operations of Chatham, which were acquired in February 1992 as described herein, would have been as follows: net sales of $238.7 million; gross profit of $38.0 million; operating income of $25.2 million; EBITDA of $39.0 million; and a ratio of EBITDA to interest expense of 5.64x.

(2) In 1995, represents $4,782 of executive severance charges recorded in the third quarter related to the retirement of Mr. G. T. Williams, the Company's former President and Chief Executive Officer and $12,900 of charges recorded in the fourth quarter related to the Restructuring.

(3) For purposes of computing this ratio, earnings consist of income before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense on debt, amortization of deferred debt cost and debt discount cost and the estimated interest component of rent expense.

(4) Represents income before interest, income taxes, extraordinary items, depreciation and amortization. The Company has included information concerning EBITDA as a measure of the Company's ability to service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance. See the Statements of Cash Flows included in the Financial Statements.

(5) Excludes amortization of deferred debt cost and debt discount cost. Includes amortization of a $5.0 million noncompetition agreement obtained in the Chatham acquisition, which was amortized over a two-year period from February 14, 1992 to February 14, 1994. Amortization expense includes approximately $2.2 million, $2.5 million and $0.3 million for the years ended January 2, 1993, January 1, 1994 and December 31, 1994, respectively, with respect to this agreement.

(6) Interest expense excludes amortization of deferred debt cost and debt discount cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A number of factors influence the textile industry and operating results for the Company including general economic conditions, competition, raw material prices and capital expenditures, some of which are not within the Company's control. The following factors have had an impact on the Company's operating results over the past several years.

          General Economic Conditions. The Company's past operating results have been affected by the general condition of the United States economy. The ability of the Company to maintain its operating margins during downturns in the general economy is affected by the capital intensive nature of its business. In 1992, the Company (excluding the results of operations for Chatham Manufacturing Company, which was acquired in February 1992) experienced increases in both sales and operating income, which the Company attributes in part to the perception then held by the Company's customers that general economic conditions were improving and, to a lesser extent, to the Company's modernization program. Operating margins were down in 1993, 1994, 1995 and even further in 1996 due primarily to deteriorating market conditions for fabrics manufactured by the Greige Fabrics Division. In 1995 the textile industry in general was impacted by poor retail sales, overcapacity and unprecedented raw material costs. Because inventory increases and excess capacity issues were more extreme in the lightweight greige fabrics markets, the impact of market-wide price erosion, plant shutdowns and significant capacity curtailments was more severe and more prolonged in these markets. The Company was not immune to these general conditions, and their impact prompted the Company to curtail its operating schedule at all plant locations in 1995 and 1996 and decrease capacity by the closure of the Greige Fabrics Division's Lydia plant and the realignment of the Finished Fabrics Division's weaving operations at the Elkin plant.

          Modernization and Capital Expenditures. An important element of the Company's business strategy is the continuing modernization of its facilities, which has resulted in a reduction in cash unit manufacturing costs and an increase in production capacity and flexibility. Increased depreciation costs resulting from the Company's modernization programs reduce the Company's operating income. Although the Company believes that continued modernization of its facilities is essential in order to realize the earnings potential of its existing businesses and to compete effectively in its markets, the Company has not been able to benefit from all these expenditures because of the weak market conditions and an oversupply of certain fabrics. Consequently, the Company has not fully utilized certain investments over the last two years, which has negatively impacted results of operations
     .
          Acquisitions. The acquisition of the assets of Chatham Manufacturing Company (the Elkin and Boonville plants) in February 1992 has allowed the Company to achieve greater market diversification and reduce its overall reliance upon sales of greige fabrics.

     In addition to increased market diversification, the acquisition provided the Company with access to markets that are more difficult to enter than the markets of the Company's other businesses. Unfortunately, in 1993 and 1994, the Company experienced significant operating disruptions and quality problems at the Elkin facility, which negatively impacted operating margins. The Company attempted to address these issues through management changes and the reorganization of its divisional structure in 1994. Operating margins at Elkin in 1995 remained substantially below those of the Company's other businesses as the division worked to improve its product mix, complete the development of its information systems and correct certain quality and manufacturing inefficiencies that negatively impacted both the Elkin facility and its customers during this time period. In 1996, operating margins improved significantly in response to the business improvement initiatives and strategic investments in new equipment at Elkin. The Company intends to continue to invest in new equipment at its Elkin facility, and believes that current performance trends in quality, on-time delivery and product development are more consistent with fully realizing the earnings potential at the Elkin facility.

          The acquisition of the Clarkesville plant in 1994 and the acquisition of the former United Elastic Corporation operations in 1995 have allowed the Company to diversify further its product offerings and provide its existing customer base more value added products and service. To date, these acquisitions have been positive and have added incremental sales with margins equal to, or above, those of the Company's other businesses.

     The Company believes that initiatives in 1995 and 1996 to reduce inventories and to permanently shut down capacity in both its Greige Fabrics Division and Finished Fabrics Division have helped correct the level of supply relative to market demand. Additionally, the Company's ability to downsize its corporate offices, coupled with improvements at the Elkin facility, the elimination of inefficient capacity and other expense reduction initiatives should help position the Company to respond quickly and cost effectively when market conditions do improve.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages that certain income and expense items bear to sales for such periods. All years refer to the Company's fiscal years.


                                                          FISCAL YEAR
                                                     ----------------------
                                                      1994    1995    1996
                                                     ------  ------  ------
    Net sales .....................................   100.0%  100.0%  100.0%
    Depreciation ..................................     5.1     5.5     5.8
    Other cost of sales ...........................    82.9    84.5    86.6
                                                      -----   -----   -----
    Gross profit ..................................    12.0    10.0     7.6
    Selling, general and administrative expenses ..     8.1     8.0     8.3
    Restructuring and other nonrecurring charges         --     4.3      --
                                                      -----   -----   -----
    Operating income (loss) .......................     3.9    (2.3)   (0.7)
    Other income (expense)
     Interest expense .............................    (3.7)   (4.2)   (4.1)
     Other, net ...................................     0.4     0.3     0.4
                                                      -----   -----   -----
    Income (loss) before income taxes .............     0.6    (6.2)   (4.5)
    Income taxes (benefit) ........................     0.2    (2.3)   (1.6)
                                                      -----   -----   -----
    Net income (loss) .............................     0.4%   (3.9)%  (2.9)%
                                                      =====   =====   =====



     Fiscal Year 1996 Compared to Fiscal Year 1995

     The Company's net sales decreased $34.6 million or 8.5% from $408.6 million in 1995 to $374.0 million in 1996. Sales of the Greige Fabrics Division decreased $26.1 million or 14.3% while sales of the Finished Fabrics Division decreased $8.5 million or 3.7%. The reduction in sales for the Greige Fabrics Division may be attributed to the weak market conditions for lightweight greige printcloth fabrics and the related permanent closing of the Lydia Plant in May. Consequently, sales for these fabrics in 1996 reflected a 8.4% reduction in average selling prices and a volume decline of 8.6%. The sales decrease for the Finished Fabrics Division may be attributed to weak market demand for the Company's woven elasticized fabrics and the Company's decision to limit shipments to a significant elasticized fabric customer because of credit concerns relating to the customer. Additionally, the Finished Fabrics Division continued to experience declining sales in its consumer products business.

     In conjunction with the Company's lower sales, gross profit decreased $12.6 million or 31.0% from $40.7 million to $28.1 million, as the gross margin declined from 10.0% to 7.6%. The decline in gross profits may be directly attributed to the weak market conditions for lightweight greige fabrics, resulting in reduced volumes, lower selling prices and the Company's decision to curtail its operating schedule at certain locations during the first half of 1996 and incur unabsorbed fixed overhead costs in order to decrease inventories and production to levels more consistent with market demand. Although 1996 earnings for the Finished Fabrics Division were improved over 1995 levels, they only partially offset the significant reduction in the Greige Fabrics Division's gross profits and margins.

     Selling, general and administrative expenses decreased $1.6 million or 4.9% from $32.7 million in 1995 to $31.1 million in 1996; however as a percentage of sales, expenses were up 0.3% from 8.0% to 8.3%. The reduction in selling, general and administrative expenses relate to the Company's downsizing of its Corporate offices. As a percentage of sales, costs were higher because of an increase in the mix of commission based sales.

     Interest expense decreased $1.7 million or 10.2% from $17.2 million in 1995 to $15.4 million in 1996. This decrease is due to lower debt balances in 1996 and may be attributed to the Company's reduced capital spending and inventory reduction initiatives.

     Income taxes (benefit) as a percent of income (loss) before taxes remained unchanged at 37%.

     As a result of the foregoing factors and the absence of any restructuring or other nonrecurring charges in 1996, the Company reported a net loss of $10.7 million in 1996 as compared to a net loss of $15.9 million in 1995


     Fiscal Year 1995 Compared to Fiscal Year 1994

     The Company's net sales increased $18.5 million, or 4.7% from $390.1 million in 1994 to $408.6 million in 1995. Sales of the Greige Fabrics Division increased $6.6 million, or 3.7% while sales of the Finished Fabrics Division increased $11.9 million or 5.6%. The sales increase for the Greige Fabrics Division may be attributed to the Clarkesville, Georgia facility which reported a full year's sales in 1995 and only eight months of sales in 1994. Without the inclusion of Clarkesville sales, the Greige Fabrics Division's sales would have decreased $2.3 million or 1.4%. This decline was the result of a 7.6% increase in average selling prices on a volume decline of 8.6%. The sales increase for the Finished Fabrics Division may be attributed to sales from the United Elastic business which was acquired on January 3, 1995.
Without the inclusion of United's sales for 1995, the Finished Fabrics Division's sales would have declined $29.1 million or 13.6%. The sales decrease relates to poor service issues in 1993 and 1994 at the Company's Elkin facility, which negatively impacted customer demand in 1995 for furniture and transportation upholstery fabrics. Additionally, the Finished Fabrics Division was impacted by a reduction in automobile production by the Company's transportation upholstery customers. Sales of consumer products were also down in 1995 as market demand for woven cotton afghans declined after three years of significant growth.

     Despite the increase in the Company's sales, gross profit decreased $5.9 million or 12.7%, from $46.6 million to $40.7 million, as the gross margin declined from 12.0% to 10.0%. Gross margins in 1994 reflected a nonrecurring gain of $6.9 million relating to the curtailment of the Company's pension plans, which was reflected as a reduction in cost of sales in 1994. Gross margins in 1995 reflect the inclusion of $4.9 million of gross profits from the United Elastic business purchased in January 1995 and incremental earnings associated with reporting a full year of sales from Clarkesville. Excluding the nonrecurring curtailment gain reported in 1994 and the incremental impact of the United Elastic and Clarkesville acquisitions on profitability, gross profits for the Company would have declined $5.7 million or 14.8% in 1995 as compared to 1994, and gross margins would have declined from 10.1% to 9.4%. The decline in gross profits may be attributed to unprecedented price levels for cotton, polyester and certain other raw materials, coupled with the Company's decision to significantly curtail its operating schedule at all locations in the fourth quarter and incur unabsorbed fixed overhead costs in order to decrease inventories and production to levels more consistent with market demand.

     Selling, general and administrative expenses increased $1.3 million or 4.1%, from $31.4 million in 1994 to $32.7 million in 1995; however as a percentage of sales, expenses were down 0.1% from 8.1% to 8.0%. The increase was the result of incremental expenses associated with the acquired United Elastic business.

     Restructuring and nonrecurring charges include $4.8 million of executive severance charges recorded in the third quarter of 1995 related to the retirement of Mr. G. T. Williams, the Company's former President and Chief Executive Officer. The remaining $12.9 million of restructuring and nonrecurring charges relate to the Company's restructuring plan to improve operating performance, reduce costs and realign manufacturing assets. Included in those charges are incremental cash expenses of $5.0 million related to severance, employee benefits and plant closure costs and $7.9 million of noncash expenses related to the write-off of fixed assets and inventories.

     Interest expense increased $2.7 million or 19.0% from $14.4 million in 1994 to $17.1 million in 1995. This increase reflects the impact of a rising interest rate environment in 1995 and higher debt balances related to the Company's capital spending, including the Clarkesville plant and United Elastic acquisitions. Included in the $2.7 million increase in interest expense are the Company's costs under an interest rate swap agreement which terminated on July 19, 1996. Under this agreement, the Company converted $50 million of fixed rate indebtedness to floating rate indebtedness and incurred additional interest costs of $0.9 million in 1995. In 1994, the Company earned $0.1 million under the swap agreement. Other income, net of other expenses, remained unchanged at $1.4 million.

     Income taxes (benefit) as a percent of income (loss) before taxes remained unchanged at 37%.

     As a result of the foregoing factors, the Company reported a net loss of $15.9 million in 1995 as compared to net income of $1.4 million in 1994.


THE NOTES AND FINANCING AGREEMENTS

     In October 1993, the Company consummated an underwritten public offering (the "Offering") of $125 million principal amount of 9-1/2% Senior Subordinated Notes due 2003

(the "Notes"). Immediately upon the issuance of the Notes, the Company's then principal operating subsidiaries were merged with and into the Company. The net proceeds of the Offering, together with initial borrowings under a new $70 million revolving credit facility from The First National Bank of Boston, which served as the agent bank (the "Agent Bank"), NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A. and a $5 million uncommitted line of credit from The Wachovia Bank of South Carolina, N.A., were used to refinance $118.7 million of outstanding debt, comprised of $40.9 million in term loans and $46.7 million in revolving credit loans under then-existing loan agreements with the Company's subsidiaries, and $31.1 of 12% Senior Subordinated Debentures due 1999 issued by Clinton Mills, Inc. (the "Clinton Debentures"). In December 1994 the revolving credit facility was increased to $92 million and the Wachovia line of credit was increased to $8 million. In June 1995, the Wachovia line of credit was reduced to $4 million.

     In March 1996, the Company replaced the $92 million unsecured revolving credit facility with the Credit Agreement and renewed the Wachovia line of credit at $4 million (the "Wachovia Credit Facility" and, together with the Credit Agreement constitute the "Bank Credit Facilities"). The Company and the lenders amended the Credit Agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which will be completed during the second quarter of 1997, and to extend the maturity of the Credit Agreement by two years to January 2000.

     The Credit Agreement provides for a revolving credit facility of up to $65.0 million, including a letter of credit facility of up to $5.0 million. The borrowings under the Credit Agreement are secured by certain inventories, all receivables and certain intangibles. The amount available under the revolving credit facility is limited to a percentage of the collateral pledged by the Company, as evidenced by a monthly borrowing base certificate to be delivered by the Company, and is reduced by any outstanding letters of credit issued under the letter of credit facility. The maximum and average amounts outstanding during 1996 were $39.7 million and $31.3 million, respectively; at December 28, 1996, $19.4 million was outstanding and the per annum interest rate was 7.3%.

     Interest Rates and Fees. Interest under the Credit Agreement is payable at one of two specified rates, as selected by the Company, as follows: (i) the rate announced as the base rate of the Agent Bank and (ii) a Eurodollar rate plus 1.5%. The Company pays a commitment fee of 0.375% per annum on the unused portion of the revolving credit facility, payable quarterly in arrears. The Company also pays a quarterly agency fee of $12,500 to the Agent Bank. In addition, the Company will pay a fee on the date any letter of credit is issued under the Credit Agreement and each anniversary date thereafter in an amount equal to (i) 1.0% of the stated amount of any standby letter of credit and
(ii) 0.375% of the stated amount of any documentary letter of credit.

     Restrictive Covenants. The Credit Agreement contains covenants customary for a secured revolving credit facility including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the declaration or the payment of dividends, the repurchase or redemption of debt and equity securities of the Company, certain transactions with related parties, and certain corporate transactions such as sales and purchases of assets, mergers or consolidations. Under the Credit Agreement, the Company may incur additional senior indebtedness in an aggregate principal amount of up to $18.0 million, which amount includes borrowings under the Wachovia Credit Facility, without obtaining the consent of the lenders. Up to $10.0 million of such additional senior indebtedness may be secured by purchase money liens. The Credit Agreement also contains affirmative covenants relating to compliance with laws, preservation of corporate existence, maintenance of insurance, payment of taxes, maintenance of properties, delivery of financial and other information to the lenders under the Credit Agreement and other matters.

     The Company is required to maintain certain financial ratios, including a minimum tangible net worth of $30.0 million in fiscal 1997, with minimum increases each year thereafter by 50% of the consolidated net income of the Company and certain of its subsidiaries for the previous fiscal year. The Company is required to maintain a minimum interest coverage ratio (EBITDA to interest) of not less than 1.5 to 1 for any four consecutive quarters. The Company must also maintain a fixed charge coverage ratio of 1.0 to 1, meaning that (i) consolidated EBITDA less cash used to pay for taxes and capital expenditures must exceed (ii) all interest plus principal due on long term indebtedness of the Company and its consolidated subsidiaries for the nine months ended September 30, 1997 and for any four consecutive fiscal quarters thereafter.

     Security. Borrowings under the Credit Agreement are secured by the Company's receivables, certain inventories and certain intangibles. The Credit Agreement contains a negative covenant limiting the Company's right to grant security interests or other liens in its other assets. However, up to $10.0 million of any additional senior indebtedness permitted under the Credit Agreement, excluding borrowings under the Wachovia Credit Facility, may be secured by assets of the Company other than inventory or receivables.

     Events of Default. The Credit Agreement contains certain events of default customary for this type of credit facility, including, among others, payment events of default, covenant defaults, an event of default based on a change of control of the Company, and a cross-default to other indebtedness of, and bankruptcy and judgment defaults to, the Company.

Wachovia Credit Facility

     Under the Wachovia Credit Facility, loan amounts, interest rates and maturities are offered by the bank in its discretion and are accepted by the Company at the time of borrowing, subject to the execution of a note and supporting loan documentation satisfactory to the bank. Borrowings under the Wachovia Credit Facility constitute additional senior indebtedness under the Credit Agreement and are unsecured. The maximum and average amounts outstanding during 1996 were $4.0 million and $3.3 million respectively; at December 28, 1996, $4.0 million was outstanding and the per annum interest rate was 7.3%.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, net cash provided by operations decreased $12.0 million from $30.8 million in 1995 to $18.8 million in 1996, primarily as a result of lower working capital reductions in 1996 as compared to the prior year.

     Net cash used in investing activities decreased $19.6 million from $28.9 million in 1995 to $9.3 million in 1996. The reduction in 1996 investments relates to the prior year acquisition of the former United Elastic Corporation operations on January 3, 1995 for approximately $20.1 million.

     Net cash used in financing activities increased $2.7 million from 1995 to 1996. The decline in investment activities noted above coupled with continued cash flow from operations enabled the Company to repay $7.4 million on the revolving credit facilities in 1996.

     Working capital (excluding cash, marketable securities and the current portion of long-term debt) decreased $10.9 million from $81.2 million at December 30, 1995 to $70.3 million at December 28, 1996. The decrease in working capital resulted from reductions in inventories and receivables.

     The Company's primary ongoing cash requirements will be to cover debt service, facilitate capital expenditures and position the Company to respond to better business conditions. The Company currently intends to make capital expenditures of approximately $20.0 million during 1997, of which a portion may be financed with operating lease facilities. The Company believes that cash flow from operations and amounts available under the Credit Agreement and the Wachovia Credit Facility will be sufficient to fund current operations, meet its debt service requirements and fund capital expenditures.

ENVIRONMENTAL

     Federal and state laws and regulations relating to the discharge of materials into the environment are continually changing; therefore it is difficult to gauge the total future impact of such regulations on the Company. In connection with the acquisition of the Elkin facility, environmental site evaluations were performed by the Company which concluded that some form of groundwater and soil remediation will be required and that some asbestos abatement may be required at the Elkin facility. The Company believes that sufficient amounts are accrued as of December 28, 1996 for the cost of these expenditures. In the future, the Company may also construct facilities to control flyash disposal and runoff from a coal pile at the Elkin facility. The Company may also have remediation obligations with respect to contamination at an off-site treatment facility and a previously removed leaking underground storage tank. See "Item 1--Business -- Environmental, Health and Safety, and Other Regulatory Matters." The Company believes that based on all currently available information, the resolution of environmental matters will not have a material adverse effect on the Company. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of potential health hazards of certain business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the current executive officers and directors of the Company:

NAME                  AGE  POSITION
----                  ---  --------

Joseph L. Gorga       44   Director; President and Chief Executive Officer
James A.  Ovenden     34   Director; Chief Financial Officer, Executive Vice
                           President and Secretary
Joshua T.  Hamilton   45   Executive Vice President and President,
                           Greige Fabrics
James F. Robbins      43   Executive Vice President and President, Elasticized
                           Fabrics
W. James Raleigh      69   Director
Rupinder S. Sidhu     40   Director
Stephen M. McLean     39   Director
Michael H. deHavenon  56   Director

______________________

     Each member of the Board of Directors holds office until the next annual meeting of the stockholders and until his successor is elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     Joseph L. Gorga was named President and Chief Executive Officer and appointed as a director of the Company in November 1995. Mr. Gorga joined a predecessor of the Finished Fabrics Division as its President in 1991. He was employed by Milliken & Co., an integrated textile manufacturer, from 1975 through 1991 and served as General Manager of the Automotive & Elastic Fabrics Division from 1987 until his employment with the Company.

     James A. Ovenden joined the Company in 1987 as Assistant Treasurer and became Treasurer in 1988. He was appointed to the newly-created office of Chief Financial Officer in 1993 and was elected Executive Vice President and Assistant Secretary in 1993. He became a director of the Company in 1990 and has served as Secretary since 1995.

     Joshua T. Hamilton, Executive Vice President of the Company and President of the Greige Fabrics Division, joined a predecessor of the Greige Fabrics Division in 1983 and served as Vice President of Operations from 1989 until becoming President in 1992.

     James F. Robbins joined the Company in 1992 as Executive Vice President for Marketing, Elastic Fabrics. In 1996, he was elected Executive Vice President and President in charge of Elasticized Fabrics.

     W. James Raleigh was elected as a director of the Company on April 2, 1996. Mr. Raleigh previously served as President of the Greige Division's sales organization until his retirement in September 1995.

     Rupinder S. Sidhu has served as a director of the Company since 1986.
Mr. Sidhu is the President of Merion Capital Management LLC, a private investment company, a position he has held since 1994. He was also a Special Limited partner of Stonington Partners, Inc., a private investment firm, from 1993 through 1994. He has been a member of the Board of Directors of Merrill Lynch Capital Partners ("MLCP"), a private investment firm affiliated with Merrill Lynch & Co., since 1987. From 1993 to July 1994, he was a Partner of MLCP and a Senior Vice President of MLCP from 1987 to 1994. Mr. Sidhu was also a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1994 and a Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1989 to 1994 and a Director of the Investment Banking Division of MLPF&S from 1987 to 1989. Mr. Sidhu is a director of First USA, Inc., and First USA Paymentech Inc.

     Stephen M. McLean has served as a director of the Company since 1992.
Mr. McLean is a Partner and a Director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993 and is a Partner and a Director of Stonington Partners, Inc. II. He has also been a member of the Board of Directors of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm affiliated with Merrill Lynch & Co., Inc. since 1987. Mr. McLean was a Partner of MLCP from 1993 to July 1994 and a Senior Vice President of MLCP from 1987 to 1993. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, from 1987 to 1994. Mr. McLean is a director of Dictaphone Corporation, Pathmark Stores, Inc. and Supermarkets General Holding Corporation and several privately held companies.

     Michael H. deHavenon was first elected as a director of the Company in 1986 and served until 1994 when he did not stand for reelection. Mr. deHavenon was appointed to the Board on October 24, 1995. Since January 1997 Mr. deHavenon has been President of Kulen Capital Corp., a firm engaged primarily in making private investments. Prior thereto, Mr. deHavenon served as President of Merrill Lynch Capital Corporation and its predecessor, a wholly-owned subsidiary of ML & Co. which structures and manages leveraged private investments.

ITEM 11.   EXECUTIVE COMPENSATION

     Compensation Summary. The following table shows, for the last three fiscal years of the Company, annual compensation paid by the Company to Joseph
L. Gorga, the President and Chief Executive Officer and the three other executive officers of the Company serving at the end of the 1996 fiscal year (collectively, the "Named Executive Officers").

                         Summary Compensation Table(1)
================================================================================

                                                                         Long Term
                                                                        Compensation
                                        Annual Compensation                Awards
                              ----------------------------------------  -----------
                                                          Other Annual   Securities  All Other
                                      Salary    Bonus     Compensation   Underlying  Compensation
Name and Principal Position   Year     ($)      ($)(2)       ($)(3)     Options (#)      ($)
----------------------------  -----  -------  --------    ------------  -----------  ------------
Joseph L. Gorga               1996   325,000   185,000     15,400         40,000         --
 President and Chief          1995   262,861   160,000      4,620         15,000         --
 Executive Officer            1994   250,296   236,513         --         10,000         --

James A. Ovenden              1996   225,000    75,000     10,740         15,000         --
 Executive Vice President     1995   184,981    40,000      3,764             --         --
 and Chief Financial Officer  1994   177,734        --         --             --         --

Joshua T. Hamilton            1996   200,000        --     11,600             --         --
 President, Greige Fabrics    1995   191,113    20,000      3,864             --         --
                              1994   181,665        --         --             --         --

James F. Robbins              1996   200,000    20,000     11,400             --         --
 President, Elastic Fabrics   1995   185,000    60,000      3,697             --         --
                              1994   165,000    49,500         --             --         --

___________________________

(1) The Company does not maintain a "long-term incentive plan," as that term is defined by applicable rules of the Securities and Exchange Commission (the "Commission"), and has not made any awards of restricted stock or stock appreciation rights.

(2) Bonus amounts for Messrs. Gorga, Ovenden, Hamilton and Robbins represent amounts paid under the Company's Incentive Compensation Program, which provides for discretionary awards and for cash bonuses in years in which earnings before interest, taxes and depreciation exceed predetermined levels of earnings. Bonuses for Messrs. Gorga and Ovenden are based on the performance of the Company and bonuses for Mr. Hamilton and Mr. Robbins are based on the performance of the Greige Fabrics Division and the Company's elasticized fabrics operations, respectively. See "--Employment and Severance Agreements."

(3) Represents the Company's contribution on behalf of the Named Executive Officer to the Company's 401(k) Plan for Associates of CMI Industries, Inc. and the Company's 401(n) Deferred Compensation Plan.

     Grants of Stock Options and Stock Appreciation Rights. The following table sets forth information with respect to options to purchase Common Stock granted to the Named Executive Officers in the 1996 fiscal year.

                     OPTION GRANTS IN LAST FISCAL YEAR (1)




                                                                                             Potential Realizable
                             Individual Grants                                             Value of Assumed Annual
                             -----------------                                               Rates of Stock Price
                       Number of      Percent of Total                                     Appreciation for Option
                    Securities Under  Options Granted                                                Term
                     -lying Options   to Employees in   Exercise or Base   Expiration      -----------------------
        Name         Granted (#)(2)   Fiscal Year (3)   Price ($/Share)       Date            5%($)      10%($)
        ----         --------------   ---------------   ----------------   ----------         -----      ------
Joseph L. Gorga          40,000             73%              $27.50        1/31/2006         $671,560  $1,753,120
James A. Ovenden         15,000             27%              $27.50        1/31/2006         $251,835    $657,420
Joshua T. Hamilton           --             --                   --               --               --          --
James F. Robbins             --             --                   --               --               --          --

_________________________
  (1) The Company does not maintain a plan that authorizes the issuance of stock appreciation rights.
  (2) The options granted are non-qualified options, were granted at estimated fair market value on the date of grant, have a term of 10 years and are immediately exercisable.
  (3) Based on options for 55,000 shares of Common Stock granted to all employees during 1996.

     Stock Option Exercises. The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers as of December 28, 1996. None of the Named Executive Officers exercised any options during the Company's 1996 fiscal year.

                              Aggregated Fiscal Year End Option Values
                              ----------------------------------------
                          Number of Unexercised         Value of Unexercised
                        Options at Fiscal Year End    In-the-Money Options at
                                   (#)                 Fiscal Year End ($)(1)
         Name           Exercisable/Unexercisable    Exercisable/Unexercisable
   ------------------   --------------------------   -------------------------
   Joseph L. Gorga               75,000/0                      $0/$0
   James A. Ovenden              45,000/0                      $0/$0
   Joshua T. Hamilton                  --                         --
   James F. Robbins                    --                         --

____________________
(1) Calculated based on the difference between the estimated value of the Common Stock underlying the options at December 28, 1996 and the exercise price. Because the Common Stock is privately held and not listed on any securities exchange, the fair market value of the Common Stock is not readily ascertainable. Management's estimate of the value of the Common Stock underlying the options includes a discount to reflect the lack of a public market for the Common Stock and the restrictions applicable to the Common Stock held by Management Investors pursuant to the terms of the Management Subscription Agreements and the Restated Stockholders Agreement. See "--Management Subscription Agreements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     Awards Under Long-Term Incentive Plans. The Company does not maintain a "long-term incentive plan" as that term is defined by applicable rules of the Commission.

     The 401(k) Plan. Effective January 1, 1995, the Company established the 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's employees. The Company intends to provide retirement benefits in the future through the 401(k) plan. Under the 401(k) plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating employees. Messrs. Gorga, Ovenden, Hamilton and Robbins participate in the 401(k) plan.

     The 401(n) Plan. Effective January 1, 1995, the Company established the 401(n) Deferred Compensation Plan for CMI Industries, Inc., which covers a select group of highly compensated associates. The 401(n) Plan is a non-qualified plan established to provide retirement benefits for CMI's executives whose retirement benefits were limited due to the freezing of the accrued benefits under the Defined Benefit Retirement Plans, and the restrictions on benefits in the 401(k) Plan. The Board in its discretion may authorize a supplemental match for select executives. Messrs. Gorga, Ovenden, Hamilton and Robbins participate in the 401(n) Deferred Compensation Plan.

     Defined Benefit Retirement Plans. Effective December 31, 1994, the Company merged its two defined benefit plans, the Chatham Manufacturing, Inc. Pension Plan and the Clinton Retirement Income Program and curtailed future benefits. This restructuring resulted in a curtailment gain of $6.9 million, which reduced the cost of sales in 1994. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Clinton Retirement Income Program. In 1991 Clinton combined its Pension Plan for salaried employees, its Retirement Plan for hourly employees and its frozen Profit Sharing Plan to form the Clinton Retirement Income Program ("CRIP"). The CRIP is a noncontributory plan providing retirement benefits to all salaried and hourly employees who meet certain age and service requirements. Retirement benefits to salaried employees generally equal the greater of (i) 1 1/2% of the average total cash compensation for the five highest consecutive years before retirement, multiplied by the number of years of service as a salaried employee and reduced by 50% of the employee's primary Social Security benefit payable at normal retirement date and (ii) 1% of the aggregate of the participant's total cash compensation for all years of service as a salaried employee after December 31, 1980. Benefits can be paid under the CRIP through one of several annuity options selected by the participant, including joint and survivor annuity options.

     The following table sets forth estimated annual benefits payable upon retirement in the Company's last fiscal year to CRIP participants at normal retirement age in the compensation and service classifications specified.

                               PENSION PLAN TABLE
                                YEARS OF SERVICE

REMUNERATION               15       20       25       30       35
------------             -------  -------  -------  -------  -------
$125,000                 $20,541  $29,916  $39,291  $48,666  $58,041
 150,000                  26,166   37,416   48,666   59,916   71,166
 175,000                  31,791   44,916   58,041   71,166   84,291
 200,000                  37,416   52,416   67,416   82,416   97,416
 225,000                  43,041   59,916   76,791   93,666  110,541
 250,000                  48,666   67,416   86,166  104,916  118,800
 300,000                  59,916   82,416  104,916  118,800  118,800
 400,000                  82,416  112,416  118,800  118,800  118,800
 450,000                  93,666  120,000  120,000  120,000  120,000
 500,000                 104,916  120,000  120,000  120,000  120,000
 550,000                 116,166  120,000  120,000  120,000  120,000
 600,000                 120,000  120,000  120,000  120,000  120,000
 650,000                 120,000  120,000  120,000  120,000  120,000
 700,000                 120,000  120,000  120,000  120,000  120,000
 750,000                 120,000  120,000  120,000  120,000  120,000


     Beginning in 1994, recognizable pay in tax qualified plans was limited to $150,000 per year. Because of the grandfather treatment of prior accruals in the CRIP, the above table recognizes accrued benefits on compensation in excess of $150,000. The credited years of service for each of the Named Executive Officers who participate in the CRIP are: Joseph L. Gorga, 4 years; James A. Ovenden, 8 years; Joshua T. Hamilton, 12 years; and James F. Robbins, 3 years.

     Chatham Pension Plan. On February 14, 1992, the Company's former Chatham subsidiary became the sponsor of a pension plan that was originally established in 1969 by Chatham's predecessor. The plan is a noncontributory plan and covers all Chatham employees as of the first day of the first plan year after the employee's date of employment. Participants accrue benefits as of January 1 of each year of eighty-five hundredths of one percent (.0085) of total compensation for each plan year plus sixty-five hundredths of one percent (.0065) of compensation which is in excess of $12,200. The plan is a career average plan and has provision for accredited service prior to January 1, 1989. Benefits can be paid under the Chatham Pension Plan through one of several annuity options. A lump-sum payment option is also offered with spousal consent. The following table sets forth estimates of annual benefits payable upon retirement in the Company's last fiscal year at normal retirement age in the compensation and service classifications specified. The assumptions used indicate the remuneration as career average compensation.

     The following table sets forth estimated annual benefits payable upon retirement in the Company's last fiscal year to plan participants at normal retirement age in the compensation and service classifications specified.

                               PENSION PLAN TABLE
                                YEARS OF SERVICE



REMUNERATION               15       20       25       30       35
------------             -------  -------  -------  -------  -------

$125,000                 $26,935  $35,914  $44,892  $53,871  $62,849
 150,000                  32,560   43,414   54,267   65,121   75,974
 175,000                  38,185   50,914   63,642   76,371   89,099
 200,000                  43,810   58,414   73,017   87,621  102,224
 225,000                  49,435   65,914   82,392   98,871  115,349
 235,840                  51,875   69,166   86,458  103,749  118,800


     The above table limits remuneration to $235,840 since the Chatham Pension Plan has no participants with grandfathered compensation in excess of the 1993 maximum recognizable compensation limit for tax qualified plans. None of the Named Executive Officers participate in the Chatham Pension Plan.

     Compensation Committee Interlocks and Insider Participation. During the 1996 fiscal year, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Rupinder S. Sidhu, Stephen H. McLean, Michael H. deHavenon and Joseph L. Gorga. Mr. Gorga is the President and Chief Executive Officer of the Company. Messrs. Sidhu, McLean and deHavenon are not, and have not been at any time, either officers or employees of the Company. Messrs. Sidhu and McLean are affiliated with ML Capital Partners or ML & Co. ML Capital Partners, through various affiliates, beneficially owns 58.8% of the outstanding shares of Common Stock.

COMPENSATION OF DIRECTORS

     The Company pays no remuneration to its directors for serving as such.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Mr. Gorga. Effective January 1, 1996, the Company and Mr. Gorga entered into an amended and restated employment agreement providing for the employment of Mr. Gorga as the President and Chief Executive Officer of the Company. The agreement has a term of two years, subject to annual renewals unless either party objects. Under the agreement, Mr. Gorga is entitled to an annual salary of $325,000, subject to increase by the Board's Compensation Committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Gorga would be 75% of his base salary rather than the amount specified in the plan.

     In the event Mr. Gorga is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Gorga is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Gorga will be entitled to two years' base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Gorga under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Gorga otherwise would be entitled for the entire year, regardless of the actual performance of the Company. Under certain circumstances with respect to change of control, the severance amounts payable, including funding for the continued benefits, would be payable contemporaneously with the occurrence of the change of control. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Gorga's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Gorga relating to noncompetition with the Company. Contemporaneously with the execution of the employment agreement in February 1996, Mr. Gorga was issued non-qualified stock options to acquire up to 40,000 shares of Company stock for an exercise price of $27.50 per share, the amount determined by the Company to be the fair market value of the Company's shares at the time of issue, and the Company adjusted the exercise prices of 25,000 of options already held by Mr. Gorga to the $27.50 price level.

     Mr. Ovenden. Effective January 1, 1996, the Company and Mr. Ovenden entered into an amended and restated employment agreement providing for the employment of Mr. Ovenden as the Executive Vice President and Chief Financial Officer of the Company. The agreement has a term of two years, subject to annual renewals unless either party objects. Under the agreement, Mr. Ovenden is entitled to an annual salary of $225,000, subject to increase by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Ovenden would be 50% of his base salary rather than the amount specified in the plan.

     In the event Mr. Ovenden is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Ovenden is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Ovenden will be entitled to two years' base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Ovenden under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Ovenden otherwise would be entitled for the entire year, regardless of the actual performance of the Company. Under certain circumstances with respect to change of control, the severance amounts payable, including funding for the continued benefits, would be payable contemporaneously with the occurrence of the change of control. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Ovenden's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Ovenden relating to noncompetition with the Company. Contemporaneously with the execution of the employment agreement in February 1996, Mr. Ovenden was issued non-qualified stock options to acquire up to 15,000 shares of Company stock for an exercise price of $27.50 per share, the amount determined by the Company to be the fair market value of the Company's shares at the time of issue.

     Mr. G. Thaddeus Williams. Until his retirement from the Company in August 1995, Mr. Williams was employed as President and Chief Executive Officer of the Company pursuant to an employment agreement effective as of January 1, 1991, which was amended as of July 1, 1993.

     Pursuant to the terms of a severance and consulting agreement (the "Consulting Agreement") entered into upon Mr. Williams' retirement, the rights and obligations of Mr. Williams and the Company under the employment agreement have been terminated, except as expressly provided by the Consulting Agreement.

     Pursuant to the Consulting Agreement, Mr. Williams is to receive two years
of severance payments at the annual rate of $275,000.   Following the
expiration of the severance payment period, Mr. Williams will provide consulting services to the Board of Directors and to the Chief Executive Officer of the Company for a period of up to three years and shall receive an annual consulting fee of $175,000. During the term of the severance payment period and the consulting period, Mr. Williams has agreed that he will not compete or interfere with any business conducted by the Company or its affiliates. Mr. Williams and his dependents are also entitled to continued participation in the Company's group medical insurance plan and the Company will pay the required premiums until Mr. Williams attains age 62.


MANAGEMENT SUBSCRIPTION AGREEMENTS

     Pursuant to a management subscription agreement (the "Management Subscription Agreement"), certain of the Company's officers and employees, including Messrs. Hamilton and Warren, acquired shares of Common Stock in December 1986. Mr. Ovenden, who acquired shares of Common Stock in 1987, is subject to a subscription agreement substantially identical to the Management Subscription Agreement, and is a Management Investor. The Management Subscription Agreement and Mr. Ovenden's separate subscription agreement grant the Company an option to purchase and each of the Management Investors an option under certain circumstances to sell at fair market value the shares of Common Stock owned by such Management Investor in the event of his death, incapacity or termination of employment.

     Under the Consulting Agreement with Mr. Williams, Mr. Williams waived his rights under the Management Subscription Agreement to require the Company to purchase his shares upon his retirement. The Consulting Agreement grants Mr. Williams the option to sell all or a portion of the shares of Common Stock directly owned by him to the Company in the event of an initial public offering of Common Stock, at the same price as shares of Common Stock are being offered to the public. In addition, the Consulting Agreement also provides Mr. Williams with the right to participate, at any time on or prior to January 1, 1999, with ML Capital Partners in any sale by ML Capital Partners to a third party of securities representing more than 15% of the then-outstanding shares of Common Stock on a fully diluted basis. If Mr. Williams exercises this right, he will be entitled to sell shares of Common Stock in the same proportion as the shares of Common Stock ML Capital Partners proposes to sell bear to the total number of outstanding shares of Common Stock on a fully diluted basis at the same price and on the same terms as ML Capital Partners sells its shares of Common Stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of December 28, 1996 of all stockholders known by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock, of each director of the Company, each Named Executive Officer named in the Summary Compensation Table, and of all directors and executive officers as a group.

                                                    SHARES BENEFICIALLYOWNED
                                                   --------------------------
                                                      NUMBER       PERCENT
                                                    OF SHARES      OF TOTAL
                                                   ------------  ------------

  Merrill Lynch Capital Partners, Inc.(1)(2) ....       994,387         58.8%
   767 Fifth Avenue
   48th Floor
   New York, NY 10153
  G. Thaddeus Williams(3) .......................       142,000          8.2%
   333 Spring Lake Road
   Columbia, SC 29206
  Steve F. Warren(4) ...........................        120,000          7.1%
   2 Baywater Lane
   Greensboro, NC  27408
  Joseph L. Gorga(5) ...........................         75,000          4.2%
  W. James Raleigh(6) ...........................        60,000          3.5%
  James A. Ovenden(7) ..........................         55,000          3.2%
  Joshua T. Hamilton(8) ........................         16,000             *
  James F. Robbins ..............................            --            --
  Michael H. deHavenon ..........................         4,081             *
  Rupinder S. Sidhu ............................             --            --
  Stephen M. McLean ............................             --            --
  M. S. Bailey and Son Bankers, as Trustee .....        126,698          7.5%
   211 North Broad Street
   Clinton, SC 29325

  All directors and executive officers as a group
  (8 persons)(5)(6)(7)(8) ......................        210,081         11.6%


*Less than 1%

(1) Ten limited partnerships, each of which is an affiliate of ML Capital Partners and Merrill Lynch, are record owners of 894,986 of the presently outstanding shares: Merrill Lynch Capital Appreciation Partnership No. VII, L.P., Merrill Lynch Capital Appreciation Partnership No. B-XVI, L.P., ML Offshore LBO Partnership No. VII, ML Offshore LBO Partnership No. B-XVI, ML Employees LBO Partnership No. I, L.P., ML Capital Partners Associates L.P. No. II, Merrill Lynch Kecalp L.P. 1986, Merrill Lynch Kecalp L.P. 1989, Merrill Lynch Kecalp L.P. 1991, and Merchant Banking L.P. No. 1. Merrill

     Lynch LBO Partners No. II, L.P. ("LBO Partners II") is the general partner of Merrill Lynch Capital Appreciation Partnership No. VII, L.P. and the investment general partner of ML Offshore LBO Partnership No. VII. Merrill Lynch LBO Partners No. B-III ("LBO Partners III") is the general partner of Merrill Lynch Capital Appreciation Partnership No. B-XVI, L.P. and ML Offshore LBO Partnership No. B-XVI. ML Capital Partners is in turn the general partner of LBO Partners II and LBO Partners III. ML Employees
     LBO Managers, Inc., a wholly-owned subsidiary of ML Capital Partners, is the managing general partner of ML Employees LBO Partnership No. 1, L.P.
     ML Capital Partners is the general partner of ML Capital Partners Associates L.P. No. II. Kecalp, Inc., an indirect wholly-owned subsidiary of ML&Co., is the general partner of Merrill Lynch Kecalp L.P. 1986, Merrill Lynch Kecalp L.P. 1989 and Merrill Lynch Kecalp L.P. 1991.
     Merrill Lynch MBP, Inc., an indirect wholly-owned subsidiary of ML&Co., is the general partner of Merchant Banking L.P. No. 1. The remaining 99,401 outstanding shares deemed beneficially owned by ML Capital Partners are owned of record by ML IBK Positions, Inc., an indirect wholly-owned subsidiary of ML&Co. and an affiliate of ML Capital Partners and Merrill Lynch.

(2) Rupinder S. Sidhu and Stephen M. McLean, directors of the Company, are members of the Board of Directors of ML Capital Partners. By virtue of their status as directors of ML Capital Partners, Messrs. Sidhu and McLean may be deemed under the rules of the Commission to be beneficial owners of 856,165 shares of Common Stock owned of record by limited partnerships that are wholly owned by ML Capital Partners. Messrs. Sidhu and McLean disclaim beneficial ownership of these shares of Common Stock.

(3) Amounts for Mr. Williams include 45,000 shares of Common Stock issuable to Mr. Williams pursuant to presently exercisable options.

(4) Amounts for Mr. Warren include 60,000 shares of Common Stock held by a limited partnership in which Mr. Warren is a general partner.

(5) Amounts for Mr. Gorga represent shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(6) Amounts for Mr. Raleigh do not include 60,000 shares of Common Stock held by a trust for the benefit of Mr. Raleigh's children, as to which Mr. Raleigh disclaims beneficial ownership.

(7) Amounts for Mr. Ovenden include 45,000 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(8) Amounts for Mr. Hamilton do not include 4,000 shares of Common Stock held by a trust for the benefit of Mr. Hamilton's children, as to which Mr. Hamilton disclaims beneficial ownership.

RESTATED STOCKHOLDERS AGREEMENT

     In connection with the original issuance of Common Stock to the ML Capital Partners affiliates, certain of the Management Investors and others upon the organization of the Company in 1986, all stockholders entered into a stockholders agreement with the Company, which was amended and restated in its entirety in February 1992 (the "Restated Stockholders Agreement"). The
Restated Stockholders Agreement provides that the ML Capital Partners affiliates are entitled to designate four of the Company's seven directors and the Management Investors are entitled to designate three of the Company's directors. The Board of Directors is currently comprised of six members, three of whom (Messrs. Sidhu, McLean and deHavenon) have been designated by ML
Capital Partners. Certain significant transactions between the Company and unrelated parties require the approval of the Board of Directors and the holders of more than two-thirds of the outstanding shares of Common Stock. Since the ML Capital Partners affiliates have the right to elect the majority of the Board of Directors, the approval of the directors elected by the ML Capital Partners affiliates and Management Investors holding approximately 8% of the outstanding Common Stock (in addition to the ML Capital Partners affiliated stockholders) will be required to approve significant transactions. The Restated Stockholders Agreement also provides for certain restrictions on the transfer of shares of Common Stock by the current stockholders and rights of first refusal in connection with certain proposed transfers of Common Stock. Pursuant to the Consulting Agreement, Mr. Williams' shares of Common Stock will not be subject to these transfer restrictions if the ML Capital Partners affiliated stockholders sell their shares of Common Stock to an unaffiliated person or distribute their shares of Common Stock to their respective partners or investors.

     Under the Restated Stockholders Agreement, all the stockholders of the Company have certain registration rights with respect to their Common Stock. These rights include demand and "piggyback" registration rights. The Company is obligated to register shares of Common Stock under the demand registration rights if holders of more than two-thirds of the outstanding shares request registration. The registration rights extend until February 14, 2002 or terminate sooner upon (i) the merger or consolidation of the Company with an unaffiliated corporation in which the Management Investors and affiliates of ML Capital Partners own less than 65% of the surviving or resulting corporation or
(ii) the sale of substantially all the assets of the Company to an unaffiliated person. The remaining provisions of the Restated Stockholders Agreement would terminate under the foregoing circumstances or sooner in the event of (i) a public offering of Common Stock at the conclusion of which at least 30% of the outstanding shares shall have been sold to the public or (ii) the sale of 60% or more of the shares of Common Stock owned by either the Management Investors as a group or the ML Capital Partners affiliates as a group (as fully diluted by shares to be issued upon exercise of options).


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Purchase of Common Stock. Pursuant to the the terms of the Consulting Agreement with Mr. Williams and the Management Subscription Agreement, the Company in August 1995, purchased 83,000 shares of Common Stock owned by certain trusts for the benefit of Mr.

Williams' descendants (the "Trusts") at a price of $40 per share or a total of $3.3 million. In addition, the Consulting Agreement provides that the Trusts will have the right under certain circumstances to receive an additional amount with respect to such shares if, on or before January 1, 1999 (i) the Company undertakes an initial public offering of Common Stock, (ii) the Company enters into a fundamental transaction such as a merger, recapitalization or similar transaction, or (iii) the ML Capital Partners affiliated stockholders agree to sell their shares of Common Stock to the Company or a party not affiliated with ML Capital Partners and in connection with any such transaction the shares of Common Stock are valued at a price higher than $40 per share. If such a transaction is consummated, the Trusts will be entitled to receive from the Company a payment equal to the difference between the per share value of Common Stock in such transaction and $40 multiplied by 83,000 shares.

     Market Making Activities. In October 1993, ML & Co. underwrote a public offering of the Notes. The Company used the proceeds of the Offering, together with initial borrowings under a credit agreement, to refinance the indebtedness outstanding under certain subsidiary loan agreements and to call the Clinton Debentures for redemption. ML & Co. received an underwriting discount of $3,046,875 in connection with the Offering. The Company has agreed to maintain the effectiveness of the registration statement pursuant to which the Notes were registered with the Commission to enable ML & Co. to make a market in the Notes. The Company also agreed to indemnify ML & Co. against certain liabilities, including liabilities under the federal securities laws. For a discussion of the relationship between each of ML & Co. and its affiliates and the Company, see "Item 12--Security Ownership of Certain Beneficial Owners and Management."

     Registration Rights. All current stockholders of the Company have certain registration rights with respect to their Common Stock. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Report:

       1. The financial statements filed as a part of this Report are listed in the attached index to consolidated financial statements and schedules.

       2. The financial statement schedules filed as a part of this Report are listed in the attached index to consolidated financial statements and schedules.

       3.        Exhibits

       3.1   --  Certificate of Incorporation of CMI Industries, Inc., as amended (1)

       3.2   --  Bylaws of CMI Industries, Inc. (1)

       4.1   --  Indenture dated as of October 28, 1993 between CMI Industries,
                 Inc. and Chemical Bank, Trustee (including the form of Note)
                 (2)

       4.2   --  Letter dated September 24, 1993 from the South Carolina
                 National Bank to CMI Industries, Inc. (1)

       4.3 -- Form of ISDA Master Agreement dated as of January 14, 1994 between the First National Bank of Boston and CMI Industries,
                 Inc., including memorandum of Swap Transaction dated January
                 14, 1994 (3)

       4.4   --  Interest Rate Collar Transaction letter agreement dated
                 February 5, 1996 between the First National Bank of Boston and
                 CMI Industries, Inc. (7)

       4.5   --  Credit Agreement dated as of March 19, 1996 among CMI
                 Industries, Inc., The First National Bank of Boston, individually and as Agents, NationsBank of North Carolina, N.A., and the Wachovia Bank of South Carolina, N.A. (7)

       4.6   --  Waiver Letter dated October 11, 1996, among CMI Industries,
                 Inc., and The First National Bank of Boston, As Agent,
                 NationsBank of North Carolina, and Wachovia Bank of South
                 Carolina, as Lenders. (8)

       4.7   --  Amendment No. 1 and Consent and Waiver dated as of February
                 28, 1997 to Loan and Security Agreement dated as of March 19,
                 1996 among CMI Industsries, Inc., The First National Bank of
                 Boston, as Agent and Lender, NationsBank, N.A. and The
                 Wachovia Bank of South Carolina, N.A., as Lenders (filed with this Report)

                                       40

 10.1--  Management Subscription Agreement dated as of December 23, 1986 among
         CMI Industries, Inc. and the persons listed on Schedule I thereto (1)

 10.2--  Subscription Agreement dated as of June 1, 1987 between CMI Industries,
         Inc. and James A. Ovenden (1)


 10.3--  Subscription Agreement dated as of November 9, 1988 between CMI
         Industries, Inc. and Michael H. deHavenon (1)

 10.4--  Amendment No. 1 to Management Subscription Agreement dated as of April
         14, 1989 among CMI Industries, Inc. and the persons listed on Schedule
         1 thereto (1)

 10.5--  Amendment No. 1 to Subscription Agreement dated as of April 14, 1989 between CMI Industries, Inc. and James A. Ovenden (1)

 10.6--  Description of CMI Industries, Inc. Incentive Compensation Program (1)*

 10.7--  CMI Holdings, Inc. 1989 (now known as CMI Industries, Inc.)
         Non-Qualified Stock Option Plan (1)*

 10.8--  CMI Industries, Inc. 1992 Non-Qualified Stock Option Plan dated
         February 14, 1992 (1)*

 10.9--  Option Agreement dated January 14, 1991 between CMI Industries, Inc.
         and Joseph L. Gorga.(1)*

 10.10-- Amended and Restated Stockholders Agreement dated February 14, 1992 among CMI Industries, Inc. and its Stockholders.(1)

 10.11-- Amended and Restated Employment Agreement dated as of January 1, 1991 between Clinton Mills, Inc. and G. Thaddeus Williams as amended effective as of July 1, 1993 by Amendment No. 1 to Amended and Restated
         Employment Agreement dated August 24, 1993 between Clinton Mills, Inc.
         and G. Thaddeus Williams.(1)*

 10.12-- Amendment No. 1 to Amended and Restated Stockholders Agreement dated
         March 31, 1994 (4)

 10.13-- CMI Industries, Inc. 1994 Non-Qualified Stock Option Plan (4)



 10.14-- Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 2, 1994 pursuant to the CMI Industries, Inc. 1992 Stock
          Option Plan (5)*

 10.15-- Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 2, 1994 pursuant to the CMI Industries, Inc. 1994 Stock
          Option Plan (5)*

 10.16-- Severance and Consulting Agreement dated August 23, 1995, by and between CMI Industries, Inc. and G. Thaddeus Williams (6)

 10.17-- Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 23, 1995, pursuant to the CMI Industries, Inc. 1994
          Stock Option Plan (7)*

 10.18-- Amended and Restated Employment Agreement dated January 1, 1996 between CMI Industries, Inc. and Joseph L. Gorga (7)*

 10.19-- Amended and Restated Employment Agreement dated January 1, 1996, between CMI Industries, Inc. and James A. Ovenden (7)*

 10.20--  Amendment No. 1 to Option Agreement between CMI Industries, Inc. and
          Joseph L. Gorga dated January 31, 1996 (7)*

 10.21-- Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1992
          Stock Option Plan (7)*

 10.22-- Option Agreement between CMI Industries, Inc. and Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994
          Stock Option Plan (7)*

 10.23-- Option Agreement between CMI Industries, Inc. and James A. Ovenden dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994
          Stock Option Plan (7)*

 10.24-- Option Agreement between CMI Industries, Inc. and James F. Robbins dated January 31, 1997, pursuant to the CMI Industries, Inc. 1992
          Stock Option Plan (filed with this Report)*

 12   --  Computation of Ratio of Earnings to Fixed Charges (filed with this
          Report)

 21   --  Subsidiaries of CMI Industries, Inc. (filed with this Report)



 23.1--  Consent on Financial Statement Schedules of Arthur Andersen & Co.
         (filed with this Report)

 27.1--  Financial Data Schedule (for SEC use only) (filed with this Report)

______________________

      (1) Filed as an exhibit to the Registration Statement on Form S-1 (Commission File No. 33-67854) filed by CMI Industries, Inc. with respect to its $125,000,000 principal amount 9-1/2% Senior Subordinated Notes due 2003 and declared effective October 22, 1993.

      (2)  Filed as an exhibit to the Company's Quarterly Report on Form
           10-Q on December 6, 1993 and incorporated herein by this reference.

      (3)  Filed as an exhibit to the Company's Annual Report on Form
           10-K on March 29, 1994 and incorporated herein by this reference.

      (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on May 16, 1994 and incorporated herein by this reference.

      (5)  Filed as an exhibit to the Company's Annual Report on Form
           10-K on March 31, 1995 and incorporated herein by this reference.

      (6)  Filed as an exhibit to the Company's Quarterly Report on Form
           10-Q on November 14, 1995 and incorporated herein by this reference.

      (7)  Filed as an exhibit to the Company's Annual Report on Form
           10-K on March 29, 1996 and incorporated herein by this reference.

      (8)  Filed as an exhibit to the Company's Quarterly Report on Form
           10-Q on November 12, 1996 and incorporated herein by this reference.

      * Identifies a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

  (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the Company's 1996 fiscal year.

                            SUPPLEMENTAL INFORMATION

     The Company has not provided its security holders with an annual report covering the Company's last fiscal year, or a proxy statement, a form of proxy or other proxy soliciting material. After the filing of this Annual Report on Form 10-K, the Company will send to the holders of its 9 1/2% Senior Subordinated Notes an annual report containing audited financial statements of the Company, together with an opinion thereon expressed by the Company's independent auditors. The Company will furnish to the Securities and Exchange Commission four copies of such annual report when it is sent to such holders.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CMI INDUSTRIES, INC.



Date:  March 21, 1997              /s/ JOSEPH L. GORGA
                                   -------------------------------
                                        Joseph L. Gorga, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                        DATE


/s/ JOSEPH L. GORGA        President, Chief Executive        March 21, 1997
--------------------       Officer, and Director
Joseph L. Gorga


/s/ JAMES A OVENDEN        Principal Financial and           March 21, 1997
--------------------       Accounting Officer, and Director
James A. Ovenden


/s/ W. JAMES RALEIGH       Director                          March 21, 1997
--------------------

W. James Raleigh

/s/ RUPINDER S. SIDHU      Director                          March 21, 1997
------------------------
Rupinder S. Sidhu


/s/ STEPHEN MCLEAN         Director                          March 21, 1997
------------------------
Stephen McLean


/s/ MICHAEL H. DEHAVENON   Director                          March 21, 1997
------------------------
Michael H. deHavenon


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CMI INDUSTRIES, INC. AND SUBSIDIARIES

       Financial Statements:
       ---------------------

Report of Independent Public Accountants.........................................   47

Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996........   48

Consolidated Statements of Operations for the years ended December 31, 1994,
       December 30, 1995, and December 28, 1996..................................   49

Consolidated Statements of Changes in Stockholders' Equity for the years
       ended December 31, 1994, December 30, 1995 and December 28, 1996..........   50

Consolidated Statements of Cash Flows for the years ended December 31, 1994,
       December 30, 1995 and December 28, 1996...................................   51

Notes to the Consolidated Financial Statements...................................   52


       Schedules:
       ----------
Schedule V - Property, Plant and Equipment for the years ended December 31, 1994,
       December 30, 1995 and December 28, 1996...................................   64

Schedule VI - Accumulated Depreciation and Amortization of Property, Plant
       and Equipment  for the years ended December 31, 1994, December 30, 1995
       and December 28, 1996....................................................    65

Schedule VIII - Valuation and Qualifying Accounts for the years ended
       December 31, 1994, December 30, 1995 and December 28, 1996...............    66

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
CMI Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CMI Industries, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMI Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.


                                                 /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 20, 1997.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 1995 AND DECEMBER 28, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  1995                1996
                                                --------            --------
ASSETS
Current Assets:
  Cash and cash equivalents                     $    227             $  2,244
  Receivables, net                                50,684               47,509
  Inventories, net                                67,051               58,143
  Deferred income taxes                               --                3,139
  Other current assets                             5,319                1,588
                                                --------             --------
     Total current assets                        123,281              112,623

Property, plant and equipment, net               125,774              112,545
Intangible and other assets, net                   8,053                8,366
                                                --------             --------

                                                $257,108             $233,534
                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Book overdraft                                 $13,226              $11,500
  Current portion of long-term debt                  853                4,000
  Accounts payable                                13,471               15,528
  Accrued expenses, including
   restructuring charges                          15,189               13,089
                                                --------             --------
     Total current liabilities                    42,739               44,117

Long-term debt                                   154,245              143,749
Deferred income taxes                              3,352                   --
Other liabilities                                 14,264               13,823
                                                --------             --------
                                                 171,861              157,572

Commitments and contingencies

Stockholders' Equity:
  Common stock of $1 par value per
    share; 2,100,000 shares
    authorized, 1,690,318 shares issued
    and outstanding in 1995 and 1996               1,690                1,690
  Paid-in capital                                 11,350               11,350
  Retained earnings                               29,468               18,805
                                                --------             --------
     Total stockholders' equity                   42,508               31,845
                                                --------             --------

                                                $257,108             $233,534
                                                ========             ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES




                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994,  DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)




                                                      1994       1995       1996
                                                    --------  ---------  ---------


Net sales                                           $390,067   $408,636   $374,044
Cost of sales                                        343,443    367,925    345,888
                                                    --------  ---------  ---------
Gross profit                                          46,624     40,711     28,156
Selling, general and administrative expenses          31,433     32,704     31,097
Executive severance charges                               --      4,782         --
Provision for restructuring and other nonrecurring
 asset writeoffs                                          --     12,900         --
                                                    --------  ---------  ---------
       Operating income (loss)                        15,191     (9,675)    (2,941)
                                                    --------  ---------  ---------

Other income (expenses):
  Interest expense                                   (14,430)   (17,174)   (15,425)
  Amortization of non-compete agreement                 (312)        --         --
  Other, net                                           1,709      1,406      1,588
                                                    --------  ---------  ---------
       Total other expenses, net                     (13,033)   (15,768)   (13,837)

   Income (loss) before income taxes                   2,158    (25,443)   (16,778)

Income tax provision (benefit)                           789     (9,500)    (6,115)
                                                    --------  ---------  ---------


   Net income (loss)                                  $1,369  $ (15,943) $ (10,663)
                                                    ========  =========  =========









The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)







                                  COMMON STOCK                         TOTAL
                                 --------------  PAID-IN  RETAINED  STOCKHOLDERS'
                                 SHARES  AMOUNT  CAPITAL  EARNINGS      EQUITY
                                 ------  ------  -------  --------   -----------

Balance as of January 1, 1994     1,773  $1,773  $14,587   $44,042     $60,402
 Net income                          --      --       --     1,369       1,369
                                 ------  ------  -------  --------     -------

Balance as of December 31, 1994   1,773  $1,773  $14,587   $45,411     $61,771
 Retirement of common stock         (83)    (83)  (3,237)       --      (3,320)
 Net loss                            --      --       --   (15,943)    (15,943)
                                 ------  ------  -------  --------    --------

Balance as of December 30, 1995   1,690  $1,690  $11,350   $29,468     $42,508
 Net loss                            --      --       --   (10,663)    (10,663)
                                 ------  ------  -------  --------    --------

Balance as of December 28, 1996   1,690  $1,690  $11,350   $18,805     $31,845
                                 ======  ======  =======  ========     =======




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1994,
                    DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)

                                                               1994         1995         1996
                                                              -------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ 1,369     $(15,943)    $(10,663)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                20,834       23,241       23,226
  (Gain) loss on disposal of equipment                            609          195         (109)
  Nonrecurring asset writeoffs                                     --        7,852           --
  Changes in assets and liabilities:
    Receivables                                                (5,109)       8,855        3,175
    Inventories                                                (4,130)      11,516        8,908
    Other current assets                                         (992)          40        3,731
    Intangible and other assets                                (2,408)          40         (817)
    Payable--book overdraft                                     1,551        2,956       (1,726)
    Accounts payable                                              531       (4,877)       2,057
    Accrued expenses, including restructuring charges           2,318        2,070       (2,100)
    Deferred income taxes                                         263       (9,736)      (6,491)
    Other liabilities                                          (3,234)       4,579         (441)
                                                              -------     --------     --------
         Net cash provided by operating activities             11,602       30,788       18,750
                                                              -------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of United Elastic acquisition,
      net of Chesterfield disposal
      and cash acquired                                            --      (20,062)          --
Cost of Clarkesville acquisition, net of cash acquired        (11,952)          --           --
Purchases of property, plant and equipment, net               (28,390)      (8,850)      (9,288)
                                                              -------
         Net cash used in investing activities                (40,342)     (28,912)      (9,288)
                                                              -------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving credit facilities     29,129       (1,474)      (7,445)
Purchase of common stock from management                           --       (3,320)          --
                                                              -------     --------     --------
         Net cash provided by (used in) financing activities   29,129       (4,794)      (7,445)
                                                              -------     --------     --------

Net increase (decrease) in cash and cash equivalents              389       (2,918)       2,017
Cash and cash equivalents, beginning of period                  2,756        3,145          227
                                                              -------     --------     --------
Cash and cash equivalents, end of period                      $ 3,145     $    227     $  2,244
                                                              =======     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                  $12,785    $  16,466    $  15,211
                                                              =======    =========    =========
    Income taxes                                              $   799    $     932    $      --
                                                              =======    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF COMPANY

CMI Industries, Inc. ("CMI," a Delaware corporation and subsequently referred to as the "Company") is a diversified manufacturer of textile products serving a variety of markets. On October 28, 1993, the Company merged its two primary operating subsidiaries, Clinton Mills, Inc. and Chatham Manufacturing, Inc. ("Chatham"), with and into the Company upon the closing of the Offering (see note 3). The Company currently operates through two groups: the Greige Fabrics Division and the Finished Fabrics Division.

On January 3, 1995, the Company completed its acquisition of $21,400 of assets of United Elastic Corporation for a purchase price of $20,600 plus the assumption of approximately $800 of liabilities. The acquired operation consists of a manufacturing facility located in Stuart, Virginia, which produces narrow elasticized woven fabrics and products for sale to the intimate apparel, swimwear and medical markets. The acquired assets are included in the Company's financial results in 1995 and 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses a 52-53 week fiscal year. There were 52 weeks in each of the years presented in the Company's accompanying statements of operations. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company includes cash, demand deposits and highly liquid investments with maturities of less than three months in cash and cash equivalents in its consolidated financial statements. The book overdraft consists of outstanding checks that had not been presented to a bank for payment.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and include the costs of raw materials, direct labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Additions to property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is calculated principally by accelerated methods. Estimated useful lives are as follows:


                      Buildings                20 years
                      Land improvements        20 years
                      Machinery and equipment  3-10 years


INTANGIBLE AND OTHER ASSETS

Capitalized debt issuance costs are amortized over the remaining terms of the respective debt using the straight-line method.

REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped or when ownership is assumed by the customers.

LINE OF BUSINESS AND CREDIT RISK

The Company's line of business is the manufacturing and selling of fabrics and other textile products for the home furnishings, apparel, furniture upholstery, transportation upholstery, bedding and industrial markets. Export sales are insignificant. Substantially all of the Company's accounts receivable are due from companies in the above markets located throughout the United States. The Company generally does not require collateral for its accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires deferred income taxes to be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

PRIOR-YEAR RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.


3.  LONG-TERM DEBT

In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Offering was completed through an underwriter which is affiliated with the Company's principal shareholders. The Notes are general unsecured obligations of the Company and are due October 1, 2003. The Notes' interest is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,341 at December 28, 1996, is presented net of $659 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Company's Notes was $118,750 at December 28, 1996. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The Company had a credit agreement at December 30, 1995 which provided an unsecured revolving credit facility of $92,000 due January 15, 1998, and a Wachovia Bank of South Carolina credit facility, which provided an unsecured, uncommitted line of credit of $4,000. Effective March 19, 1996, the Company replaced the unsecured revolving credit facility with a new credit agreement. The new credit agreement provides for a revolving credit facility of up to $80,000 including a letter of credit facility of up to $5,000. The borrowings under the new credit agreement are secured by all inventories, all receivables, and certain intangibles. The new credit agreement matures on January 15, 1998.

Long-term debt as of December 30, 1995 and December 28, 1996 consists of:


                                               1995      1996
                                            --------  --------
Borrowings under credit agreements:
    Unsecured revolving credit facility     $ 30,000  $     --
    Secured revolving credit facility             --    19,408
    Unsecured Wachovia Bank of SC facility       853     4,000
Senior subordinated notes, net               124,245   124,341
                                            --------  --------
                                             155,098   147,749

Less current portion                            (853)   (4,000)
                                            --------  --------

     Long-term debt                         $154,245  $143,749
                                            ========  ========


The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of December 28, 1996, the Company could have borrowed an additional $42,400 under the facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At December 28, 1996, the average interest rate on the revolving credit facility was 7.3%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.3% at December 28, 1996.

The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of December 28, 1996, the Company was not authorized to pay any cash dividends or purchase its capital stock. At December 28, 1996, the Company was in compliance with, or had received waivers for, all covenants under all credit agreements.

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $50, respectively. The letters of credit expire on February 10, 1997, June 30, 1997, January 11, 1997 and April 10, 1997,
respectively. At December 28, 1996, the Company owed no amount under these letters of credit.

4.   INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 1994, December 30, 1995 and December 28, 1996, consisted of the following:


                                FEDERAL   STATE    TOTAL
                                --------  ------  --------
1994:
   Current                      $    521  $    5  $    526
   Deferred                           81     182       263
                                --------  ------  --------
                                $    602  $  187  $    789
                                ========  ======  ========
1995:
   Current                      $     --  $   --  $     --
   Deferred                       (8,650)   (850)   (9,500)
                                --------  ------  --------
                                $ (8,650) $ (850) $ (9,500)
                                ========  ======  ========
1996:
   Current                      $     --  $   --  $     --
   Deferred                       (5,705)   (410)   (6,115)
                                --------  ------  --------
                                $ (5,705) $ (410) $ (6,115)
                                ========  ======  ========


Alternative minimum taxes that have been paid as of December 28, 1996 and are available indefinitely as carryforward credits for future federal income taxes aggregated approximately $5,270. Such carryforward credits have been considered in the determination of the net deferred income tax liability at December 28, 1996.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1994, 1995 and 1996 to income before income taxes and extraordinary item as a result of the following:

                                                           1994    1995      1996
                                                           ----  --------  --------
Computed "expected" tax expense (benefit)                  $734  $(8,650)  $(5,705)
Increase in income taxes resulting from:
    State income taxes, net of federal income tax benefit    71     (840)     (554)
    Other, net                                              (16)     (10)      144
                                                           ----  -------   -------
Total income tax expense (benefit)                         $789  $(9,500)  $(6,115)
                                                           ====  =======   =======


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability at December 30, 1995, and December 28, 1996 relate to the following:


                                                                     1995      1996
                                                                  -------  --------
Plant & equipment, principally due to difference in depreciation
    methods                                                       $19,082  $ 19,014
Benefit of net operating loss for tax purposes                     (4,135)  (10,531)
Alternative minimum tax credits                                    (5,287)   (5,270)
Accrued expenses not currently deductible and other, net           (6,308)   (6,352)
                                                                  -------  --------
Net deferred income tax liability (asset)                          $3,352  $ (3,139)
                                                                  =======  ========

5.  BENEFIT PLANS

Effective December 31, 1994, the Company curtailed future benefits and merged its two defined benefit plans, the Clinton Retirement Income Program (the "CRIP") and the Pension Plan of Chatham Manufacturing, Inc. into the CRIP, which covers substantially all of its associates who qualify as to age and service. In general, the pension benefits are based on either years of service and percentages of the average of the five highest years of compensation or total compensation earned through December 31, 1994. The Company's funding policy is to contribute the amounts recommended by its independent actuary, which are determined after considering the funding status of the Company's plans, ERISA guidelines and tax deductibility. The changes resulted in a curtailment gain of $6,939, which reduced cost of goods sold in the accompanying 1994 statement of operations. The curtailment of these plans did not reduce either plan assets or vested benefits of the participants.

Effective December 30, 1995, the Company provided an early retirement window to certain associates who were participants in the CRIP. In general, associates offered the window were provided their age 65 benefit plus a social security supplement until age 62, if applicable. The Company reported this $1,202 charge as part of its provision for restructuring in 1995.

The following table sets forth the funded status of the plans and amounts recognized in the accompanying consolidated balance sheets at December 31, 1994, December 30, 1995, and December 28, 1996:


                                                       1994       1995       1996
                                                    ---------  ---------  ---------
Actuarial present value of benefit obligations:
    Vested benefit obligation                       $  33,601  $  36,659  $  31,217
    Non-vested benefit obligation                         807        618      1,827
                                                    ---------  ---------  ---------
Total accumulated benefit obligation                $  34,408  $  37,277  $  33,044
                                                    =========  =========  =========

Projected benefit obligation                        $ (34,408) $ (37,277) $ (33,044)
Plan assets at fair value                              37,142     37,305     38,155
                                                    ---------  ---------  ---------
Plan assets more than projected benefit obligation      2,734         28      5,111
Unrecognized net (gain) loss from past experience
    different from that assumed and unrecognized
    effects of changes in assumptions                  (1,172)     1,847     (3,807)
Additional cost due to early retirement window             --     (1,202)        --
                                                    ---------  ---------  ---------
Prepaid pension cost                                $   1,562  $     673  $   1,304
                                                    =========  =========  =========

Net pension cost consists of the following components:
                                                          1994     1995     1996
                                                        --------  -------  -------
Service cost - benefits earned during the period        $  2,214  $    --  $    --
Interest cost on projected benefit obligation              3,193    2,828    2,650
Actual return on plan assets                              (3,384)  (3,788)  (6,318)
Additional expense due to early retirement window             --    1,202       --
Curtailment gain                                          (6,939)      --       --
Net amortization                                              --      645    3,037
                                                        --------  -------  -------
Net pension expense (income)                            $ (4,916)  $  887  $  (631)
                                                        ========  =======  =======



The assumptions used in determining the actuarial present value of benefit obligations and the net periodic pension costs are as follows:


                                                         1994  1995   1996
                                                         ----  ----  -----
       Expected long-term return on assets - both plans  9.0%  9.0%  9.0 %
       Weighted average discount rate                    8.5%  7.5%  7.75%


The plans' assets include marketable equity securities, guaranteed interest contracts, and corporate and government debt securities.

The Company had a contributory Profit Sharing and Retirement Savings Plan for the employees of Chatham. The Plan provided for contributions to the Plan by the Company as designated by the Board of Directors and voluntary contributions by the employees from 1% to 10% of their compensation. The expense was $178 for the period ended December 31, 1994. Effective January 1, 1995, this plan was amended and restated, converting it into The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's associates. Under the 401(k) Plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating associates. The Company's matching contribution totaled $1,314 for 1995 and $1,105 for 1996.

The Company is substantially self-insured for employee health and workers' compensation benefits. Provision for claims under these self-insured programs is recorded based upon actuarially determined estimates of the aggregate liability for claims incurred. The Company has accrued $2,989 and $3,800 for payments under these plans at December 30, 1995 and December 28, 1996, respectively.

In connection with the acquisition of Chatham, the Company assumed obligations under a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified plan that provides certain current and former Chatham officers
defined pension benefits in excess of limits imposed by federal tax law.   At
December 30, 1995, and December 28, 1996, the accrued SERP liability was $3,310 and $3,359, respectively, which equals the projected benefit obligation plus deferred gains and is included in other liabilities in the accompanying balance sheets. The expense was $229, $287 and $291 for the periods ended December 31, 1994, December 30, 1995, and December 28, 1996, respectively. An irrevocable trust has been established to hold certain assets of the Company (life insurance contracts with a net cash value of $1,882 at December 28, 1996) as a reserve for the discharge of liabilities under the plan.

The 1989 CMI Industries, Inc. Non-Qualified Stock Option Plan provided for the grant of up to 35,000 shares of common stock for $25 per share. All of the options granted under this plan are fully vested. In 1992, Chatham's Board of Directors adopted the Chatham Manufacturing, Inc. 1992 Non-Qualified Stock Option Plan which provided for the grant of up to 140,000 shares of Chatham common stock. Options for 9,000 shares vest upon the attainment of levels of earnings as defined in the agreement or at the end of 10 years, whichever occurs first, while 60,000 shares vested immediately, 26,000 shares were vested in 1993, and 8,000 shares were vested in 1994. Options to purchase Chatham common stock were converted to options to purchase the Company's stock. In 1996, the Company granted the remaining 37,000 shares from the 1992 Plan and vested the recipients' interest in these shares immediately. In 1994, the Company adopted the 1994 CMI Industries, Inc. Stock Option Plan which provided for the grant of up to 50,000 shares of the Company's stock. Options for 2,000 shares were granted and vested immediately in 1994 pursuant to the 1994 Plan. In 1995, options for 30,000 shares were granted pursuant to the 1994 Plan, with vesting upon the attainment of certain earnings levels as defined in the agreement or at the end of ten years, whichever comes first. In 1996, the Company granted the remaining 18,000 shares from the 1994 Plan and vested the recipients' interest in these shares immediately. As of December 28, 1996, options to acquire 225,000 shares of the Company's common stock were outstanding. Exercise prices of the options range from $25 to $45 per share. Management has determined that no compensation expense should be recorded based on these options. Since the inception of these plans, no options have been exercised. The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined with FASB Statement No. 123, there would not have been a material impact on the Company's net loss.

6. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS

Receivables, inventories, property, plant and equipment, and intangible and other assets at December 30, 1995 and December 28, 1996 consist of the following:

                                                                    1995       1996
                                                                 ---------  ---------
Receivables:
    Trade                                                        $  50,965  $  49,074
    Other                                                            1,448        435
                                                                 ---------  ---------
                                                                    52,413     49,509
Less allowance for doubtful accounts                                (1,729)    (2,000)
                                                                 ---------  ---------
                                                                 $  50,684  $  47,509
                                                                 =========  =========
Inventories:
    Raw materials                                                   $9,872  $  10,484
    Work-in-progress                                                22,295     21,234
    Finished goods                                                  29,603     21,576
    Supplies                                                         5,281      4,849
                                                                 ---------  ---------
                                                                 $ $67,051  $  58,143
                                                                 =========  =========
Property, plant and equipment:
    Land and land improvements                                   $   3,813  $   3,521
    Buildings and leasehold improvements                            39,455     38,039
    Machinery and equipment                                        203,648    199,811
    Construction in progress                                         1,346      1,277
                                                                 ---------  ---------
                                                                   248,262    242,648
    Less accumulated depreciation and amortization                (122,488)  (130,103)
                                                                 ---------  ---------
                                                                 $ 125,774  $ 112,545
                                                                 =========  =========
Intangible and other assets:
    Debt issuance costs                                          $   3,314  $   2,872
    Cash value of life insurance, net of policy loans of $3,387
     at December 30, 1995 and $3,922 at December 28, 1996            1,968      1,991
    Prepaid pension cost                                               673      1,304
    Other                                                            2,098      2,199
                                                                 ---------  ---------
                                                                 $   8,053  $   8,366
                                                                 =========  =========


Inventories and Property, plant and equipment include assets held for sale at December 28, 1996 with an approximate net realizable value of $250.

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 30, 1995, and December 28, 1996 consist of the following:



                                                          1995     1996
                                                       -------  -------
        Accrued interest                               $ 3,648  $ 3,281
        Accrued compensation                               725      801
        Environmental cleanup accrual                      337      291
        Reserve for self insurance                       2,989    3,800
        Accrued restructuring charges                    3,748    1,292
        Other                                            3,742    3,624
                                                       -------  -------
           Total accrued expenses                      $15,189  $13,089
                                                       =======  =======

        Accrued SERP, deferred compensation and other  $ 7,219  $ 7,850
        Accrued severance liability                      3,962    2,890
        Environmental cleanup accrual                    3,083    3,083
                                                       -------  -------
           Total noncurrent other liabilities          $14,264  $13,823
                                                       =======  =======



8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases certain office facilities and equipment under various operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at December 28, 1996:


                     1997                          $ 3,133
                     1998                            3,182
                     1999                            2,078
                     2000                            1,790
                     2001                            1,679
                     Thereafter                      1,822
                                                   -------

                     Total minimum lease payments  $13,684
                                                   =======



Rental expense was $1,717 for 1994, $1,621 for 1995, and $1,581 for 1996.  The
majority of these leases require the Company to pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

Environmental site evaluations have been performed which concluded that some form of groundwater and soil remediation will be required by the Company. In the future, the Company may also construct facilities to control flyash disposal and runoff from a coal pile, and may perform asbestos abatement. The Company believes that sufficient amounts are accrued as of December 28, 1996 for the cost of these expenditures.

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

As of December 28, 1996 the Company was committed to future capital expenditures of $756.

The Company purchases significant amounts of cotton, one of its primary raw materials, through commodity contracts. At December 28, 1996, all fixed contracts were at prices which approximated or were below current market prices. The Company's financial results are impacted by the variability of cotton and other raw material prices.

Under the stockholders agreement, all of the stockholders of the Company have certain registration rights with respect to their common stock. These rights include demand and "piggyback" registration rights. The Company is obligated to register shares of common stock under the demand registration rights if holders of more than two-thirds of the outstanding shares request registration. The registration rights extend until February 14, 2002 or terminate sooner upon (i) the merger or consolidation of the Company with an unaffiliated corporation in which the management investors and affiliates of Merrill Lynch Capital Partners, Inc. own less than 65% of the surviving or resulting corporation or (ii) the sale of substantially all the assets of the company to an unaffiliated person. The remaining provisions of the stockholders agreement would terminate under the foregoing circumstances or sooner in the event of (i) a public offering of common stock at the conclusion of which at least 30% of the outstanding shares shall have been sold to the public or (ii) the sale of 60% or more of the shares of common stock owned by either the management investors as a group or the Merrill Lynch Capital Partners, Inc. affiliates as a group (as fully diluted by shares to be issued upon exercise of options).

9.  RESTRUCTURING CHARGES AND ACCRUED SEVERANCE LIABILITY

In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were completed by December 1996. In the Greige Fabrics Division, the Company closed one of its manufacturing facilities and is disposing of idle equipment and inventories.
In the Finished Fabrics Division, the Company consolidated certain operations and is disposing of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consist of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation, and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995 and has reserved for the following items:


                                                                     December 30, 1995   December 28, 1996
                                                                     -----------------   -----------------
Restructuring items:
      CRIP early retirement window                                        $ 1,202             $1,202
      Termination of consulting contracts and
        other items                                                         1,345                497
      Severance and related benefit costs                                   2,501                795
                                                                           ------             ------
                                                                            5,048              2,494
Other nonrecurring asset write-offs related to the restructuring:
      Inventory write-offs                                                  2,915                657
      Property, plant and equipment write-offs                              4,937              2,092
                                                                          -------             ------
                                                                          $12,900             $5,243
                                                                          =======             ======


Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance from operations or amounts available under the credit agreement. During 1996, the Company funded $2,554 of cash related restructuring items and disposed of $5,103 of assets related to the restructuring.

In August 1995, the former President and Chief Executive Officer retired from the Company. In connection with the retirement, the Company repurchased the common stock of the former officer at a cost of $3,320. The repurchase price is subject to future adjustment based on the occurrence of certain equity transactions. The executive severance costs reported in the Company's accompanying 1995 statement of operations of $4,782 includes retirement benefits, salary, life insurance, consulting fees and other items.

10.  SUBSEQUENT EVENT

Effective February 28, 1997, the Company and its lenders amended the new credit agreement to reduce the borrowing limit to $65 million, to remove the bank's security interest in certain inventories which the Company expects to be realigned into separate operating entities in 1997 and to extend the maturity of the new credit agreement by two years to January 2000. Additionally, the Company and its lenders modified certain financial covenants to remedy a previously waived covenant violation and to reflect the new duration of the agreement.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

For the Three Years Ended December 31, 1994, December 30, 1995, and December 28, 1996



                            Balance at                                       Balance at
                            Beginning   Additions at                Other      End of
                            of Period     Cost(1)     Retirements  Changes     Period
                            ----------  ------------  -----------  --------  ----------
1994
Land and land improvements    $  3,322       $   803    $   (489)  $     --    $  3,636
Buildings                       27,155         2,849        (300)       685      30,389
Machinery and equipment        163,520        11,444      (5,268)    24,624     194,320
Leasehold improvements             382            --           --     1,107       1,489
Construction in progress         5,132        22,544           --   (26,416)      1,260
                              --------       -------    ---------  --------    --------
                              $199,511       $37,640    $ (6,057)  $     --    $231,094
                              ========       =======    =========  ========    ========

1995
Land and land improvements    $  3,636       $   126    $      --  $     51    $  3,813
Buildings                       30,389         5,974           --     1,562      37,925
Machinery and equipment        194,320         3,117      (1,327)     7,538     203,648
Leasehold improvements           1,489            --        (271)       312       1,530
Construction in progress         1,260         9,549           --   (9,463)       1,346
                              --------       -------    ---------  --------    --------
                              $231,094       $18,766    $ (1,598)  $     --    $248,262
                              ========       =======    =========  ========    ========

1996
Land and land improvements    $  3,813       $    --    $   (308)  $     16    $  3,521
Buildings                       37,925            --      (1,592)       758      37,091
Machinery and equipment        203,648            --     (12,980)     9,143     199,811
Leasehold improvements           1,530            --        (582)        --         948
Construction in progress         1,346         9,848           --   (9,917)       1,277
                              --------       -------    ---------  --------    --------
                              $248,262       $ 9,848    $(15,462)  $      0    $242,648
                              ========       =======    =========  ========    ========

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

For the Three Years Ended December 31, 1994, December 30, 1995, and December 28, 1996
                                 (in thousands)

                            Balance at                                        Balance at
                            Beginning   Additions at                Other        End of
                            of Period     Cost(1)     Retirements  Changes(2)   Period
                            ----------  ------------  -----------  ---------- ---------
1994
Land and land improvements    $      6       $     3    $     (2)  $     --    $      7
Buildings                        7,690         1,454         (36)        --       9,108
Machinery and equipment         71,348        18,386      (3,647)        --      86,087
Leasehold improvements              56            36          --         --          92
                              --------       -------    --------   --------    --------
                              $ 79,100       $19,879    $ (3,685)  $     --    $ 95,294
                              ========       =======    ========   ========    ========

1995
Land and land improvements    $      7       $     4    $     --   $    193    $    204
Buildings                        9,108         1,847          --        794      11,749
Machinery and equipment         86,087        20,618        (330)     3,423     109,798
Leasehold improvements              92           191         (73)       527         737
                              --------       -------    --------   --------    --------
                              $ 95,294       $22,660    $   (403)  $  4,937    $122,488
                              ========       =======    ========   ========    ========

1996
Land and land improvements    $    204       $     5    $     --    $  (193)   $     16
Buildings                       11,749         1,880        (684)      (768)     12,177
Machinery and equipment        109,798        20,714     (11,434)    (1,474)    117,604
Leasehold improvements             737           216        (236)      (411)        306
                              --------       -------    --------    -------    --------
                              $122,488       $22,815    $(12,354)   $(2,846)   $130,103
                              ========       =======    ========    =======    ========



(1) Depreciation is provided for financial reporting purposes on the straight-line method over the following estimated useful lives for the periods indicated.

<Captiom>
                                      1994        1995        1996
                                   ----------  ----------  ----------
          Buildings                20 years    20 years    20 years
          Land improvements        20 years    20 years    20 years
          Machinery and equipment  3-10 years  3-10 years  3-10 years


(2) The Company has recorded the 1995 nonrecurring write-off of property, plant and equipment in other changes to accumulated depreciation and amortization.

                     CMI INDUSTRIES,  INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


        FOR THE THREE YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995,
                             AND DECEMBER 28, 1996
                                 (IN THOUSANDS)



                                      Balance at                        Balance at
                                      Beginning   Additions              End of
Description                           of Period   at Cost    Deductions  Period
                                      ----------  ---------  ----------  -------
Year ended December 31, 1994:
     Allowance for doubtful accounts   $  800     $  508      $ (78)      $1,230
                                       ======     ======      =====       ======

Year ended December 30, 1995:
     Allowance for doubtful accounts   $1,230     $1,399      $(900)      $1,729
                                       ======     ======      =====       ======

Year ended December 28, 1996:
     Allowance for doubtful accounts   $1,729     $  760      $(489)      $2,000
                                       ======     ======      =====       ======

Report of Independent Public Accountants


To The Board of Directors of
CMI Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of CMI Industries, Inc. and subsidiaries included in this annual report and have issued our report thereon dated March 20, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 20, 1997.

                               INDEX TO EXHIBITS



Exhibit No.                       Description                                        Page No.
-----------                       -----------                                        --------
   4.7  --      Amendment No. 1 and Consent and Waiver dated as of
                February 28, 1997 to Loan and Security Agreement dated as of
                March 19, 1996 among CMI Industsries, Inc., The First National
                Bank of Boston, as Agent and Lender, NationsBank, N.A. and
                The Wachovia Bank of South Carolina, N.A., as Lenders

  10.24         Option Agreement between CMI Industries, Inc. and James. F. Robbins dated January 31, 1997, pursuant to the CMI Industries, Inc. 1992
                Stock Option Plan

  12            Computation of Ratio of Earnings to Fixed Charges

  21            Subsidiaries of CMI Industries, Inc.

  23.1          Consent and Report on Financial Statement Schedules of
                Arthur Andersen & Co.

  27.1          Financial Data Schedule (for SEC use only)