Form 10-Q
period 1997-03-29
CMI INDUSTRIES INC
filed 1997-05-13
CIK 911221

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


       For the quarterly period ended March 29, 1997

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


       For the transition period from                   to
                                      -----------------    --------------------

                        Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       57-0836097
---------------------------------------------              --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                               Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina            29201
-------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number including area code:              (803) 771-4434

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----         -----

As of March 29, 1997, there were 1,690,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     (000's Omitted Except Per Share Data)
                                  (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                            --------------------------
                                                                             MARCH 30,       MARCH 29,
                                                                               1996            1997
                                                                            ----------      ----------
         Net sales                                                          $   88,580      $   97,252
         Cost of sales                                                          83,372          86,281
                                                                            ----------      ----------
                 Gross profit                                                    5,208          10,971
         Selling, general and administrative expenses                            7,760           7,915
                                                                            ----------      ----------
                 Operating income (loss)                                        (2,552)          3,056
         Other income (expense):
             Interest expense                                                   (3,939)         (3,681)
             Other, net                                                            375           1,143
                                                                            ----------      ----------
                                                                                (3,564)         (2,538)

                 Income (loss) before income taxes                              (6,116)            518
         Provision (benefit) for income taxes                                   (2,138)            198
                                                                            ----------      ----------

                 Net income (loss)                                          $   (3,978)     $      320
                                                                            ==========      ==========

         Average shares outstanding during period                                1,690           1,690

         Net income (loss) per share                                        $    (2.35)     $     0.19

         Depreciation and amortization included in the above
             costs and expenses:                                            $    6,144      $    4,624


                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 28, 1996 and March 29, 1997
                                (000's Omitted)

                                                                             DECEMBER 28,      MARCH 29,
                                                                                1996             1997
                                                                             -----------      -----------
                                                                                              (Unaudited)
ASSETS
     Current assets:
          Cash and cash equivalents                                          $    2,244       $    2,353

          Receivables, less allowance for doubtful
             accounts of $2,000 and $1,925                                       47,509           49,008

          Inventories: (note 3)

             Raw materials                                                       10,484           13,108
             Work-in-process                                                     21,234           20,609
             Finished goods                                                      21,576           21,635
             Supplies                                                             4,849            4,785
                                                                             ----------       ----------
                                                                                 58,143           60,137

          Deferred income taxes                                                   3,139            3,225
          Other current assets                                                    1,588            3,638
                                                                             ----------       ----------

                  Total current assets                                          112,623          118,361


     Property, plant and equipment: (note 4)
          Land and land improvements                                              3,521            3,569
          Buildings and leasehold improvements                                   38,039           38,039
          Machinery and equipment                                               199,811          199,421
          Construction in progress                                                1,277            2,561
                                                                             ----------       ----------
                                                                                242,648          243,590

          Less accumulated depreciation                                        (130,103)        (134,077)
                                                                             ----------       ----------
                                                                                112,545          109,513

     Other assets:
          Cash value of life insurance, intangibles,
             deferred charges, and other assets                                   8,366            8,562
                                                                             ----------       ----------

                                                                             $  233,534       $  236,436
                                                                             ==========       ==========

                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 28, 1996 and March 29, 1997
                       (000's Omitted Except Share Data)



                                                                            DECEMBER 28,        MARCH 29,
                                                                                1996              1997
                                                                            -----------        ----------
                                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
            Payable - book overdraft                                           $ 11,500         $  4,085
            Current portion of long-term debt (note 2)                            4,000            4,000
            Accounts payable                                                     15,528           14,597
            Accrued expenses                                                     13,089           15,873
                                                                               --------         --------
               Total current liabilities                                         44,117           38,555

         Long-term debt (note 2)                                                143,749          152,227


         Other liabilities                                                       13,823           13,489

         Stockholders' equity:
            Common stock of $1 par value per share;
            2,100,000 shares authorized, 1,690,318 shares issued                  1,690            1,690
            Paid-in capital                                                      11,350           11,350
            Retained earnings (note 2)                                           18,805           19,125
                                                                               --------         --------

               Total stockholders' equity                                        31,845           32,165
                                                                               --------         --------

                                                                               $233,534         $236,436
                                                                               ========         ========




                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the Three Months Ended March 30, 1996 and March 29, 1997
                                 (000s omitted)
                                  (Unaudited)

                                                                            MARCH 30,           MARCH 29,
                                                                              1996                1997
                                                                            ---------           ---------
Cash flows from operating activities:
    Net income (loss)                                                       $  (3,978)          $     320
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                                          6,144               4,624
         Changes in assets and liabilities
             Receivables                                                        2,257              (1,499)
             Inventories                                                        1,522              (1,994)
             Other current assets                                               2,972              (2,050)
             Other assets                                                         (73)               (324)
             Accounts payable                                                   1,389                (931)
             Accrued expenses                                                   1,480               2,784
             Deferred income taxes                                             (2,394)                (86)
             Other liabilities                                                    (90)               (334)
                                                                            ---------           ---------
                 Net cash provided by
                   operating activities                                         9,229                 510
                                                                            ---------           ---------

Cash flows from investing activities:
    Capital expenditures, net                                                  (2,747)             (1,440)
                                                                            ---------           ---------
                 Net cash used in investing activities                         (2,747)             (1,440)
                                                                            ---------           ---------

Cash flows from financing activities:
    Net borrowings on revolving credit facilities                               3,389               8,454
    Decrease in payable-book overdraft                                         (8,621)             (7,415)
                                                                            ---------           ---------
                 Net cash provided by (used in) financing activities           (5,232)              1,039
                                                                            ---------           ---------

                 Net increase in cash                                           1,250                 109


Cash and cash equivalents at beginning of year                                    227               2,244
                                                                            ---------           ---------

Cash and cash equivalents at end of period                                  $   1,477           $   2,353
                                                                            =========           =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                           $   1,042           $     458
                                                                            =========           =========
         Income taxes                                                       $     256           $     --
                                                                            =========           =========

                            See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 29, 1997, the Consolidated Statements of Cash Flows for the three months ended March 30, 1996 and March 29, 1997, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 28, 1996 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,365 at March 29, 1997, is presented net of $635 of unamortized bond issue discount that is being
amortized over the period to maturity.   The latest information available
indicates the fair value of the Notes was $118,750 at March 29, 1997. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         The Company had a credit agreement at December 30, 1995 which provided an unsecured revolving credit facility of $92,000 due January 15, 1998, and a credit facility from Wachovia Bank of South Carolina, which provided an unsecured, uncommitted line of credit of $4,000. Effective March 19, 1996, the Company replaced the unsecured revolving credit facility with a new credit agreement. The new credit agreement initially provided for a secured revolving credit facility of up to $80,000, including a letter of credit facility of up to $5,000.

         The Company and the lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which will be completed during the second quarter of 1997, and to extend the maturity of the new credit agreement by two years to January 2000. The borrowings under the new credit agreement are secured by all receivables, certain inventories and certain intangibles.

Long-term debt as of December 28, 1996 and March 29, 1997 consists of:

                                                                    December 28, 1996          March 29, 1997
                                                                    -----------------          --------------
Borrowings under credit agreements:
         Secured revolving credit facility                                19,408                   27,862
         Unsecured Wachovia Bank of SC facility                            4,000                    4,000
Senior subordinated notes, net                                           124,341                  124,365
                                                                        --------                 --------
                                                                         147,749                  156,227
Less current portion                                                      (4,000)                  (4,000)
                                                                        --------                 --------

Long-term debt                                                          $143,749                 $152,227
                                                                        ========                 ========

         The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of March 29, 1997, the Company could have borrowed an additional $30.4 million under the revolving credit facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At March 29, 1997, the average interest rate on the revolving credit facility was 7.5%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.8% at March 29, 1997.

         The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of March 29, 1997, the Company had the ability to authorize $3 million of cash dividends or capital stock purchases. At March 29, 1997, the Company was in compliance with all covenants under all credit agreements.

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75. The letters of credit expire on February 10, 1998, June 30, 1997, January 11, 1998 and April 10, 1998, respectively. At March 29, 1997, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at December 28, 1996 and March 29, 1997 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.


Note 4:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.


Note 5:

Restructuring Charges and Other Nonrecurring Items:

         In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were completed by December 1996. In the Greige Fabrics Division, the Company closed one of its manufacturing facilities and is disposing of idle equipment and inventories.
In the Finished Fabrics Division, the Company consolidated certain operations and is disposing of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consisted of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995 and has reserved for the following items:

                                                                               December 28,        March 29,
                                                                                  1996               1997
                                                                                 -----              ------
       Restructuring items:

             CRIP early retirement window                                      $ 1,202             $1,202
             Termination of consulting contracts
               and other items                                                     497                447
             Severance and related benefit costs                                   795                474
                                                                               -------             ------
                                                                                 2,494              2,123
       Other nonrecurring asset write-offs related
       to the restructuring:
             Inventory write-offs                                                  657                655
             Property, plant and equipment write-offs                            2,092              1,877
                                                                                ------              -----

                                                                               $ 5,243             $4,655
                                                                               =======             ======

         Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance from operations or amounts available under the new credit agreement. During the first quarter ended March 29, 1997, the Company funded $371 of cash related restructuring items and disposed of $217 of assets related to the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three Months Ended March 29, 1997
Compared with Three Months Ended March 30, 1996

Sales

         Sales for the three months ended March 29, 1997 increased $8.7 million or 9.8% from $88.6 million to $97.3 million over the corresponding period of 1996. Sales of the Greige Fabrics Division increased $3.0 million or 7.6%, while sales of the Finished Fabrics Division increased $5.7 million or 11.5%. The increase in sales for the Greige Fabrics Division is due to improved market conditions for lightweight apparel and home furnishings fabrics. Average prices for these fabrics during the period rose 6.2% while volume decreased 2.8%. The sales increase for the Finished Fabrics Division included a $4.1 million increase in automotive upholstery sales which reflects the Company's increasing level of product placements in this market segment.


Earnings

         Operating income (loss) for the three months ended March 29, 1997 increased $5.6 million from a $2.6 million loss to an operating profit of $3.1 million. The rise in profitability is primarily due to the Greige Fabrics Division, as higher average selling prices, increased operating schedules and lower raw material costs all combined to significantly improve margins. Despite better automotive upholstery sales, the Finished Fabrics Division reported marginally lower operating profits as operating inefficiencies at its Elkin, North Carolina and Stuart, Virginia facilities resulted in higher variances for this period. The Company's restructuring initiatives have had a favorable impact on operating income for the three months ended March 29, 1997 as lower corporate overhead costs and the elimination of inefficient capacity in the Greige Fabrics Division have helped to improve overall margins.

         Interest expense for the three months ended March 29, 1997 was $3.7 million, down $0.3 million from the same period in 1996. The decrease reflects lower average debt balances during the first three months of fiscal 1997 compared to the corresponding period of fiscal 1996.

         Other income, net for the three months ended March 29, 1997 was $1.1 million, up $0.7 million from the same period in 1996. This increase is due to income received from certain life insurance contracts and associated death benefits under these policies.

         As a result of the foregoing, income (loss) before taxes increased $6.6 million, from a loss of $6.1 million for the first three months of fiscal 1996 to income of $0.5 million for the first three months of fiscal 1997. As a result, the provision (benefit) for income taxes increased $2.3 million, from a benefit of $2.1 million to a provision of $0.2 million. Net income of $0.3 million for the first three months of fiscal 1997 represents an increase of $4.3 million over the corresponding period of fiscal 1996.


Financial Condition

         For the three months ended March 29, 1997, the Company generated cash from operations of $0.5 million and increased its net borrowings by $8.5 million. These funds were primarily used to finance $1.4 million of capital expenditures and to reduce its payable-book overdraft by $7.4 million.

         At March 29, 1997, working capital was approximately $79.8 million as compared to approximately $68.5 million at December 28, 1996. Management is not aware of any present or potential impairments to the Company's liquidity.

         At March 29, 1997, long-term debt of approximately $152.2 million represented 83% of total capital, compared to 82% at December 28, 1996.

         The Company believes that funds from operations during the balance of fiscal 1997 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $15 million during the remainder of 1997, in addition to meeting working capital requirements, scheduled debt service payments and amounts to be paid pursuant to the Company's restructuring initiatives (see note 5 to consolidated financial statements) for the same period.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the stockholders of the Company on April 10, 1997, the stockholders elected the following individuals to the Board of
Directors:

                 Joseph L. Gorga
                 James A. Ovenden
                 W. James Raleigh
                 Stephen M. McLean
                 Rupinder S. Sidhu
                 Michael H. deHavenon


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

             27.1         Financial Data Schedule (for SEC use only).

b)       Reports on Form 8-K

                            SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CMI INDUSTRIES, INC.


Date:   May 10, 1997                        By  /s/ JOSEPH L. GORGA
                                                -------------------------------
                                                Joseph L. Gorga
                                                President and Chief Executive
                                                Officer


Date:   May 10, 1997                        By  /s/ JAMES A. OVENDEN
                                                -------------------------------
                                                James A. Ovenden
                                                Executive Vice President, Chief
                                                Financial Officer

PART III.   INDEX TO EXHIBITS



   Exhibit No.                    Description                          Page No.
   -----------                    -----------                          --------

     27.1           Financial Data Schedule. (for SEC use only)