Form 10-Q
period 1997-06-28
CMI INDUSTRIES INC
filed 1997-08-11
CIK 911221

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                ---------------

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934

       For the quarterly period ended June 28, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

       For the transition period from _________________ to _____________________

                        Commission File Number 33-67854
                                               --------

                              CMI INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified, on its charter)

                Delaware                                     57-0836097
---------------------------------------------            ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina           29201
-----------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number including area code:             (803) 771-4434

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----

As of August 2, 1997, there were 1,690,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income
                     (000's Omitted Except Per Share Data)
                                  (Unaudited)


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ------------------------      --------------------------
                                               JUNE 29,       JUNE 28,       JUNE 29,        JUNE 28,
                                                1996           1997            1996             1997
                                              ---------     ----------      ----------       ---------
Net sales                                      $89,539         $99,504        $178,119        $196,756
Cost of sales                                   83,720          85,726         167,092         172,008
                                              --------       ---------       ---------       ---------
        Gross profit                             5,819          13,778          11,027          24,748
Selling, general and administrative expenses     7,305           8,383          15,065          16,298
                                              --------       ---------       ---------       ---------
        Operating income (loss)                 (1,486)          5,395          (4,038)          8,450

Other income (expenses):
    Interest expense                            (3,971)         (3,778)         (7,910)         (7,459)
    Other, net                                     424           1,265             799           2,410
                                              --------       ---------       ---------       ---------
                                                (3,547)         (2,513)         (7,111)         (5,049)

        Income/(loss) before income taxes       (5,033)          2,882         (11,149)          3,401

Income tax provision/(benefit)                  (1,986)          1,127          (4,124)          1,325
                                              --------       ---------       ---------       ---------

        Net income/(loss)                      $(3,047)        $ 1,755        $ (7,025)       $  2,076
                                              ========       =========       =========       =========

Average shares outstanding during period         1,690           1,690           1,690           1,690

Net income/(loss) per share                    $ (1.80)        $  1.04        $  (4.16)       $   1.23

Depreciation and amortization included in
    the above costs and expenses               $ 6,040         $ 4,494        $ 12,186        $  9,118









                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 28, 1996 and June 28, 1997
                                (000's Omitted)


                                                           DECEMBER 28,  JUNE 28,
                                                               1996        1997
                                                          ------------  ----------
                                                                        (UNAUDITED)
ASSETS

   Current assets:
       Cash and cash equivalents                        $     2,244   $    1,183

       Receivables, less allowance for doubtful
         accounts of $2,000 and $1,875                       47,509       52,658

       Inventories: (note 3)
         Raw materials                                       10,484       15,389
         Work-in-process                                     21,234       21,011
         Finished goods                                      21,576       23,334
         Supplies                                             4,849        4,820
                                                       ------------  -----------
                                                             58,143       64,554

       Deferred income tax                                    3,139        2,066
       Other current assets                                   1,588        2,744
                                                       ------------  -----------

             Total current assets                           112,623      123,205

   Property, plant and equipment: (note 4)
       Land and land improvements                             3,521        3,369
       Buildings                                             38,039       37,137
       Machinery and equipment                              199,811      201,817
       Construction in progress                               1,277        2,148
                                                       ------------  -----------
                                                            242,648      244,471
       Less accumulated depreciation and amortization      (130,103)    (138,054)
                                                       ------------  -----------
                                                            112,545      106,417

   Other assets:
       Cash value of life insurance, intangibles,
         deferred charges, and other assets                   8,366        8,158
                                                       ------------  -----------

                                                        $   233,534   $  237,780
                                                       ============  ===========



                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      December 28, 1996 and June 28, 1997
                                (000's Omitted)




                                                                    DECEMBER 28,    JUNE 28,
                                                                       1996           1997
                                                                     --------       --------
                                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Payable - book overdraft ................................    $ 11,500       $  4,455
        Current portion of long-term debt (note 2) ..............       4,000          4,000
        Accounts payable ........................................      15,528         15,571
        Accrued expenses ........................................      13,089         13,967
                                                                     --------       --------
          Total current liabilities .............................      44,117         37,993

      Long-term debt (note 2) ...................................     143,749        153,004

      Other liabilities .........................................      13,823         12,862

      Stockholders' equity:
        Common stock of $1 par value per share;
        2,100,000 shares authorized, 1,690,318 shares issued ....       1,690          1,690
        Paid-in capital .........................................      11,350         11,350
        Retained earnings (note 2) ..............................      18,805         20,881
                                                                     --------       --------

          Total stockholders' equity ............................      31,845         33,921
                                                                     --------       --------
                                                                     $233,534       $237,780
                                                                     ========       ========




                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
            For the Six Months Ended June 29, 1996 and June 28, 1997
                                (000's Omitted)

                                                                   JUNE 29,     JUNE 28,
                                                                     1996        1997
                                                                   --------     -------
                                                                  (Unaudited) (Unaudited)
Cash flows from operating activities:
   Net income (loss) ..........................................    $ (7,025)    $ 2,076
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization ...........................      12,186       9,118
      Changes in assets and liabilities
         Receivables ..........................................         170      (5,149)
         Inventories ..........................................       1,038      (6,411)
         Other current assets .................................       4,073      (1,156)
         Tax benefit ..........................................      (1,029)       --
         Other assets .........................................        (274)        (52)
         Accounts payable .....................................       2,732          43
         Accrued expenses .....................................      (1,657)        878
         Income taxes .........................................        --          --
         Deferred income taxes ................................      (3,352)      1,073
         Other liabilities ....................................        (306)       (960)
                                                                   --------     -------
         Net cash provided by operating activities ............       6,556        (540)
                                                                   --------     -------

Cash flows from investing activities:
   Capital expenditures, net ..................................      (4,414)     (2,683)
                                                                   --------     -------
         Net cash used in investing activities ................      (4,414)     (2,683)
                                                                   --------     -------

Cash flows from financing activities:
   Net borrowings on revolving credit facilities ..............       7,305       9,207
   Decrease in payable-book overdraft .........................      (8,624)     (7,045)
                                                                   --------     -------
         Net cash provided by (used in) financing activities ..      (1,319)      2,162
                                                                   --------     -------

         Net (decrease) increase in cash ......................         823      (1,061)
                                                                   --------     -------

Cash and cash equivalents at beginning of year ................         227       2,244
                                                                   --------     -------

Cash and cash equivalents at end of period ....................    $  1,050     $ 1,183
                                                                   ========     =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ................................................    $  7,712     $ 7,159
                                                                   ========     =======



                            See Accompanying Notes.

Notes to Consolidated Financial Statements


Note 1:

Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 28, 1997, the Consolidated Statements of Cash Flows for the six months ended June 29, 1996 and June 28, 1997, and the Consolidated Statements of Income for the three months and six months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 28, 1996 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

     In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,389 at June 28, 1997 is presented net of $611 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $125,000 at June 28, 1997. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

The Company and the lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during the second quarter of 1997, and to extend the maturity of the new credit agreement by two years to January 2000. The borrowings under the new credit agreement are secured by all receivables, certain inventories and certain intangibles.

     Long-term debt as of December 28, 1996 and June 28, 1997 consisted of:


                                                            December 28, 1996  June 28, 1997
                                                            -----------------  -------------
 Borrowings under credit agreements:
      Secured revolving credit facility                         $  19,408          $  28,615
      Unsecured Wachovia Bank of SC facility                        4,000              4,000
 Senior subordinated notes, net                                   124,341            124,389
                                                                ---------          ---------
                                                                  147,749            157,004
 Less current portion                                              (4,000)            (4,000)
                                                                ---------          ---------

 Long-term debt                                                 $ 143,749          $ 153,004
                                                                =========          =========


     The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of June 28, 1997, the Company could have borrowed an additional $30.4 million under the revolving credit facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At June 28, 1997, the average interest rate on the revolving credit facility was 7.5%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.4% at June 28, 1997.

     The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of June 28, 1997, the Company had the ability to authorize $3 million of cash dividends or capital stock purchases. At June 28, 1997, the Company was in compliance with all covenants under all credit agreements.

     As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75. The letters of credit expire on February 10, 1998, June 30, 1998, January 11, 1998 and April 10, 1998, respectively. At June 28, 1997, the Company owed no amount under these letters of credit.


Note 3:

Inventories:

     Inventories at December 28, 1996 and June 28, 1997 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Property, Plant and Equipment:

     All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Note 5:

Restructuring Charges and Other Nonrecurring Items:

     In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were completed by December 1996. In the Greige Fabrics Division, the Company closed one of its manufacturing facilities and is disposing of idle equipment and inventories. In the Chatham and Elastics Divisions, the Company consolidated certain operations and is disposing of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consisted of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995 and has reserved for the following items:


                                                                  December 28,  June 28,
      Restructuring items:                                           1996         1997
                                                                     ------      ------
          CRIP early retirement window .................             $1,202      $1,202
          Termination of consulting contracts
           and other items .............................                497         523
          Severance and related benefit costs ..........                795         432
                                                                     ------      ------
                                                                      2,494       2,157
      Other nonrecurring asset write-offs related
      to the restructuring:
          Inventory write-offs .........................                657         657
          Property, plant and equipment write-offs .....              2,092       1,760
                                                                     ------      ------
                                                                     $5,243      $4,574
                                                                     ======      ======


     Included in the $12,900 of restructuring and related nonrecurring amounts at December 28, 1996, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance from operations or amounts available under the new credit agreement. During the six months ended June 28, 1997, the Company funded $337 of cash related restructuring items and disposed of $332 of assets related to the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains statements which to the extent that they are not recitations of historical fact, may constitute "Forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 28, 1996, including, but not limited to, the "Overview" discussion to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 and 18 of the Annual Report.


Results of Operations

     In the second quarter of fiscal 1997, the Company realigned two groups within the Finished Fabrics Division into two separate operating companies, Chatham Fabrics, LLC and Elastic Fabrics of America, LLC, both Delaware limited liability companies. Elastic Fabrics of America, LLC has been denominated the Elastics Division. Chatham Fabrics, LLC is included in the Chatham Fabrics Division which also includes the results from the Company's automotive fabrics and consumer products businesses. The purpose of the realignment was to provide greater management focus to these groups as separate and independent operating units. The Company is the sole beneficial owner of the membership interests in these limited liability companies.


Three Months Ended June 28, 1997
Compared with Three Months Ended June 29, 1996

Sales

     Sales for the three months ended June 28, 1997, increased $10.0 million, or 11.1%, from $89.5 million to $99.5 million as compared to the corresponding period of 1996. Sales of the Greige Fabrics Division increased $5.2 million, or 13.9%. Sales of the Elastics Division decreased $0.3 million or 1.4%, and sales of the Chatham Fabrics Division increased $5.1 million or 16.9%.

     The increase in sales of the Greige Fabrics Division may be attributed to improved market conditions for lightweight apparel and home furnishings fabrics. Average selling prices for these fabrics during the period increased 11.6% while volume increased 3.7%. The sales increase for the Chatham Fabrics Division included a $5.2 million increase in automotive upholstery sales. Overall, the improvement in sales may be attributed to improved market conditions and increased demand for many of the Company's products.

Earnings

     Operating income for the three month period ended June 28, 1997 increased $6.9 million, or 463%, from a $1.5 million loss to an operating gain of $5.4 million. The increase in profitability may be primarily attributed to the Greige Fabrics Division as higher average selling prices, increased volumes, lower raw material costs and improved operating efficiencies all combined to significantly improve margins. Although earnings in the Elastics Division remained relatively unchanged, the Chatham Fabrics Division reported improved levels of profitability due to operating improvements at Elkin and the increased level of sales.

     Interest expense for the three months ended June 28, 1997 was $3.8 million, down $0.2 million from the same period in 1996. The decrease reflects lower average debt balances during the second quarter as compared to the corresponding period of fiscal 1996.

     Other income, net, for the three months ended June 28, 1997 was $1.3 million, up $0.9 million from the same period in 1996. This increase is due to income received from the sale of certain non-operating real estate.

     The provision (benefit) for income taxes increased approximately $3.1 million. This increase is due to a $7.9 million increase in income before taxes. The foregoing resulted in net income increasing by $4.8 million from a net loss of $3 million in the second quarter of 1996 to net income of $1.8 million for the second quarter of 1997.

Six Months Ended June 28, 1997
Compared with Six Months Ended June 29, 1996

Sales

     Sales for the six months ended June 28, 1997 increased $18.7 million, or 10.5%, from $178.1 million to $196.8 million as compared to the corresponding period in 1996. Sales of the Greige Fabrics Division increased $8.2 million or 10.7%, while sales of the Elastics Division increased $2.4 million or 5.5%, and sales of the Chatham Fabrics Division increased $8.1 million or 13.9%.

     The increase in sales of the Greige Fabrics Division may be attributed to improved market conditions for lightweight apparel and home furnishings fabrics. Average selling prices for these fabrics during the period increased 8.9% while volume increased 0.4%. The sales increase in the Elastics Division may be attributed to sales of higher priced product. The sales increase for the Chatham Fabrics Division included a $9.2 million increase in automotive upholstery sales. Overall, the increase in sales may be attributed to improved market conditions and stronger product demand for many of the Company's products.


Earnings

     Operating income for the six month period ended June 28, 1997 increased $12.5 million, or 309% over the corresponding period of 1996, from an operating loss of $4.0 million to an operating profit of $8.5 million. The increase in profitability may be attributed to the Greige Fabrics Division as higher average selling prices, increased volumes, lower raw material costs and improved operating efficiencies all combined to significantly improve margins. Despite the increased sales levels in the Elastics and Chatham Fabrics Divisions, operating profits of those Divisions remained relatively unchanged for the first six months of 1997. Operating inefficiencies at the Company's Elkin, NC and Stuart, VA facilities negatively impacted margins in the first quarter of 1997 and were not fully recovered through operating improvements in the second quarter.

     Interest expense for the six months ended June 28, 1997 was $7.5 million, a decrease of $0.4 million over the corresponding period in 1996.

     Other income, net, for the six months ended June 28, 1997, was $2.4 million, up $1.6 million from the corresponding period in 1996. This increase is due to income received from certain life insurance contracts in the first quarter and the sale of nonoperating real estate in the second quarter.

     The provision for income taxes increased approximately $5.4 million as a result of the income before income taxes increasing $14.6 million. The foregoing resulted in net income for the six months ending June 28, 1997 increasing $9.1 million from a net loss of $7.0 million in the first half of 1996 to net income of $2.1 million for the first half of 1997.

Financial Condition

     For the six months ended June 28, 1997, the Company required cash to fund operations of $0.5 million and increased its net borrowings by $9.2 million. These borrowings were also used to finance $2.7 million of capital expenditures and reduce its payable-book overdraft by $7.0 million.

     At June 28, 1997, working capital was approximately $85.2 million as compared to approximately $68.5 million at December 28, 1996. Management is not aware of any present or potential impairments to the Company's liquidity.

     At June 28, 1997, long-term debt of approximately $153.0 million represented 82% of total capital, compared to 82% at December 28, 1996.

     The Company believes that funds from operations during the balance of fiscal 1997 and amounts available under the loan agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $10 million during the remainder of 1997, in addition to meeting working capital requirements, scheduled debt service payments and amounts to be paid pursuant to the Company's restructuring initiatives (see note 5 to consolidated financial statements) for the same period.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     Election of the Board of Directors by the stockholders of the Company on April 10, 1997 was previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997.

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



                              CMI INDUSTRIES, INC.


     Date:   August  4, 1997  By /s/ JOSEPH L. GORGA
                              --------------------------------------
                               Joseph L. Gorga
                               President and Chief Executive Officer


     Date:   August 4, 1997   By  /s/ JAMES A. OVENDEN
                              --------------------------------------
                               James A. Ovenden
                               Executive Vice President and
                               Chief Financial Officer

                               INDEX TO EXHIBITS



       Exhibit No.                  Description                      Page No.
       ----------                   -----------                      -------
           27.1     Financial Data Schedule. (for SEC use only)