Form 10-Q
period 1997-10-04
CMI INDUSTRIES INC
filed 1997-11-18
CIK 911221

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


      For the quarterly period ended October 4, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

      For the transition period from _________________ to ______________________


                        Commission File Number 33-67854

                              CMI INDUSTRIES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

               Delaware                                         57-0836097
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization) Identification No.)

1301 Gervais Street, Suite 700, Columbia, South Carolina                 29201
--------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number including area code:        (803)771-4434
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

As of October 4, 1997 there were 1,690,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income

                      (000s omitted except per share data)
                                  (unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           -------------------------     -------------------------
                                                           (13 WEEKS)     (14 WEEKS)     (39 WEEKS)     (40 WEEKS)
                                                            SEPT. 28,       OCT. 4,       SEPT. 28,        OCT. 4,
                                                              1996           1997           1996            1997
                                                           --------       ---------      ----------     ---------
Net sales                                                  $ 98,969       $ 120,253      $ 277,088      $ 317,009
Cost of sales                                                91,824         102,628        258,916        274,636
                                                           --------       ---------      ---------      ---------
         Gross profit                                         7,145          17,625         18,172         42,373
Selling, general and administrative expenses                  7,433           8,535         22,498         24,833
                                                           --------       ---------      ---------      ---------
         Operating income/(loss)                               (288)          9,090         (4,326)        17,540

Other income (expenses):
         Interest expense                                    (3,949)         (3,678)       (11,859)       (11,133)
         Other, net                                             523             541          1,323          2,946
                                                           --------       ---------      ---------      ---------
             Total other expenses, net                       (3,426)         (3,137)       (10,536)        (8,187)

                 Income/(loss) before income taxes           (3,714)          5,953        (14,862)         9,353

Income tax provision/(benefit)                               (1,485)          2,323         (5,609)         3,648
                                                           --------       ---------      ---------      ---------

                 Net income/(loss)                         $ (2,229)      $   3,630      $  (9,253)     $   5,705
                                                           ========       =========      =========      =========

Average shares outstanding during period                      1,690           1,690          1,690          1,690

Net income/(loss) per share                                $  (1.32)      $    2.15      $   (5.48)     $    3.38

Depreciation and amortization included in
     the above costs and expenses:                         $  5,553       $   4,765      $  17,739      $  13,894






                             See Accompanying Notes

                             CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     December 28, 1996 and October 4, 1997
                                 (000s omitted)

                                                               DECEMBER 28,          OCTOBER 4,
                                                                  1996                 1997
                                                               ------------         -----------
                                                                                    (UNAUDITED)
ASSETS

  Current assets:
    Cash and cash equivalents                                   $   2,244           $   3,225

    Receivables, less allowance for doubtful
        accounts of $2,000 and $1,350                              47,509              62,722

    Inventories:  (note 3)
        Raw materials                                              10,484              12,396
        Work-in-process                                            21,234              22,084
        Finished goods                                             21,576              17,648
        Supplies                                                    4,849               4,832
                                                                ---------           ---------
                                                                   58,143              56,960

    Deferred income tax                                             3,139                  --
    Other current assets                                            1,588               1,594
                                                                ---------           ---------
             Total current assets                                 112,623             124,501


Property, plant and equipment: (note 4)
    Land and land improvements                                      3,521               3,332
    Buildings                                                      38,039              38,109
    Machinery and equipment                                       199,811             200,789
    Construction in progress                                        1,277               3,212
                                                                ---------           ---------
                                                                  242,648             245,442
    Less accumulated depreciation and amortization               (130,103)           (142,894)
                                                                ---------           ---------
                                                                  112,545             102,548

Other assets:
    Cash value of life insurance, intangibles,
        deferred charges, and other assets                          8,366               8,852
                                                                ---------           ---------

                                                                $ 233,534           $ 235,901
                                                                =========           =========


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     December 28, 1996 and October 4, 1997
                                 (000s omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     DECEMBER 28,        OCTOBER 4,
                                                                        1996                1997
                                                                     ------------       ----------
                                                                                        (unaudited)
Current liabilities:
    Payable - book overdraft                                         $ 11,500            $  3,401
    Current portion of long-term debt (note 2)                          4,000               4,000
    Accounts payable                                                   15,528              19,293
    Accrued expenses                                                   13,089              15,184
                                                                     --------            --------
       Total current liabilities                                       44,117              41,878

Long-term debt (note 2)                                               143,749             142,980
Deferred income tax                                                        --                 226
Other liabilities                                                      13,823              13,267

Stockholders' equity:
    Common stock of $1 par value per share;
    2,100,000 shares authorized, 1,690,318 shares issued                1,690               1,690
    Paid-in capital                                                    11,350              11,350
    Retained earnings (note 2)                                         18,805              24,510
                                                                     --------            --------

       Total stockholders' equity                                      31,845              37,550
                                                                     --------            --------

                                                                     $233,534            $235,901
                                                                     ========            ========

                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
        For the nine months ended September 28, 1996 and October 4, 1997
                                (000s omitted)

                                                                    SEPTEMBER 28,        OCTOBER 4,
                                                                        1996                1997
                                                                    ------------        -----------
Cash flows from operating activities:                                (unaudited)        (unaudited)
      Net income/(loss)                                              $ (9,253)           $  5,705
      Adjustments to reconcile net income/(loss) to
           net cash provided by operating activities:
          Depreciation and amortization                                17,739              13,894
          Changes in assets and liabilities:
               Receivables                                             (5,184)            (15,213)
               Inventories                                              7,328               1,183
               Other current assets                                     4,705                  (6)
               Other assets                                              (529)               (898)
               Accounts payable                                         3,494               3,765
               Accrued expenses                                         2,403               2,095
               Tax benefit                                             (2,532)                 --
               Deferred income taxes                                   (3,352)              3,365
               Other liabilities                                         (242)               (556)
                                                                     --------            --------
          Net cash provided by operating activities                    14,577              13,334
                                                                     --------            --------

Cash flows from investing activities:
      Capital expenditures, net                                        (6,026)             (3,411)
                                                                     --------            --------
          Net cash used in investing activities                        (6,026)             (3,411)
                                                                     --------            --------
Cash flows from financing activities:
      Net borrowings on revolving credit facilities                       467                (843)
      Decrease in payable-book overdraft                               (8,137)             (8,099)
                                                                     --------            --------
          Net cash used in financing activities                        (7,670)             (8,942)
                                                                     --------            --------

          Net increase in cash                                            881                 981

Cash and cash equivalents at beginning of year                            227               2,244
                                                                     --------            --------

Cash and cash equivalents at end of period                           $  1,108            $  3,225
                                                                     ========            ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                   $  8,659            $ 13,665
                                                                     ========            ========
          Income taxes                                               $     --            $     --
                                                                     ========            ========

                             See Accompanying Notes

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of October 4, 1997, the Consolidated Statements of Cash Flows for the nine months ended September 28, 1996 and October 4, 1997, and the Consolidated Statements of Income for the three months and nine months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of December 28, 1996 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and the Notes are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,415 at October 4, 1997, is presented net of $585 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $125,000 at October 4, 1997. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         The Company had a credit agreement at December 30, 1995 which provided an unsecured revolving credit facility of $92,000 due January 15, 1998, and a credit facility from Wachovia Bank of South Carolina, which provided an unsecured, uncommitted line of credit of $4,000. Effective March 19, 1996, the Company replaced the unsecured revolving credit facility with a new credit agreement. The new credit agreement provided for a revolving credit facility of up to $80,000, including a letter of credit facility of up to $5,000.

         The Company and the lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65,000, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during the second quarter of 1997, and to extend the maturity of the new credit agreement by two years to January 2000. The borrowings under the new credit agreement are secured by all receivables, certain inventories and certain intangibles.

         Long-term debt at December 28, 1996 and October 4, 1997 consisted of:

                                                               DEC. 28, 1996       OCT. 4, 1997
                                                               -------------       ------------
Borrowings under credit agreements:
      Secured revolving credit facility                         $  19,408           $  18,565
      Unsecured Wachovia Bank of SC facility                        4,000               4,000
Senior subordinated notes, net                                    124,341             124,415
                                                                ---------           ---------
                                                                  147,749             146,980

Less current portion                                               (4,000)             (4,000)
                                                                ---------           ---------

      Long-term debt                                            $ 143,749           $ 142,980
                                                                =========           =========

         The new credit agreement requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of October 4, 1997, the Company could have borrowed an additional $44,400 under the facility. Interest on the revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At October 4, 1997, the average interest rate on the revolving credit facility was 7.16%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.53% at October 4, 1997.

         The credit agreements contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of October 4, 1997, the Company had the ability to authorize $3,000 of cash dividends or capital stock purchases. At October 4, 1997, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75. The letters of credit expire on February 10, 1998, June 30, 1998, January 11, 1998 and April 10, 1998,
respectively. At October 4, 1997, no amount had been drawn against these letters of credit.

Note 3:

Inventories:

         Inventories at December 28, 1996 and October 4, 1997 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

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

                                                     December 28,  October 4,
Restructuring items:                                   1996           1997
                                                      ------         ------
      CRIP early retirement window                    $1,202         $1,202
      Termination of consulting contracts
        and other items                                  497            416
      Severance and related benefit costs                795            513
                                                      ------         ------
                                                       2,494          2,131
Other nonrecurring asset write-offs related
to the restructuring:
      Inventory write-offs                               657            657
      Property, plant and equipment write-offs         2,092          2,107
                                                      ------         ------
                                                      $5,243         $4,895
                                                      ======         ======

         Included in the $12,900 of restructuring and related nonrecurring amounts at December 30, 1995, were approximately $5,048 of incremental cash expenditures. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance from operations or amounts available under the new credit agreement. During the nine months ended October 4, 1997, the Company funded $363 of cash related restructuring items.

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

Results of Operations

         In the second quarter of fiscal 1997, the Company realigned two groups within the Finished Fabrics Division into two separate operating companies, Chatham Fabrics, LLC and Elastic Fabrics of America LLC, both Delaware limited liability companies, which have been denominated the Chatham Fabrics Division and the Elastics Division. The purpose of the alignment was to provide greater management focus to these groups as separate and independent operating units. The Company is the sole beneficial owner of the membership interests in these limited liability companies.

Three Months Ended October 4, 1997
Compared with Three Months Ended September 28, 1996

Sales

         Sales for the three months ended October 4, 1997 were $120.3 million, an increase of $21.3 million or 21.5% from the corresponding period of 1996. Sales of the Greige Fabrics Division increased $5.5 million, or 13.8%. Sales of the Elastics Division increased $1.4 million or 5.9%, and sales of the Chatham Fabrics Division increased $14.4 million or 41.6%.

         The increase in sales of the Greige Fabrics Division may be attributed to stronger market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period increased 10.4% while volume increased 6.0%.

         The sales increase for the Elastics Division included a $2.3 million increase in wide elastic sales. The sales for the Chatham Fabrics Division included increases in all of the division's businesses, including increases in automotive sales of 86%, increases in consumer products sales of 24.7% and increases in furniture fabric sales of 11.7%. Overall, the improvement in sales may be attributed to improved market conditions and increased demand for many of the Company's products. Additionally, the Company benefited from an additional week of sales in the three month period ended October 4, 1997.

Earnings

         Operating income for the three month period ended October 4, 1997 increased $9.4 million from an operating loss of $0.3 million in the corresponding period of 1996 to operating income of $9.1 million. The increase in profitability may be primarily attributed to the Greige Fabrics Division as higher average selling prices, increased volumes, lower raw material costs and improved operating efficiencies all combined to significantly improve margins. The Elastics Division reported increased earnings due to the operating improvements at its Greensboro plant and increased sales of wide elastic fabrics while the Chatham Fabrics Division reported improved levels of profitability due to operating improvements at its Elkin, NC facility and the increased level of sales.

         Interest expense for the three months ended October 4, 1997 was $3.7 million, a decrease of $0.3 million from the same period in 1996. The decrease reflects the Company's effort to reduce its debt balances and lower interest rates as compared to the same period a year ago.

         The income tax provision (benefit) increased approximately $3.8 million. This increase is due to a $9.7 million increase in income before taxes. The foregoing resulted in net income increasing by $5.9 million from a net loss of $2.2 million in the third quarter of fiscal 1996 to net income of $3.6 million for the third quarter of 1997.

Nine Months Ended October 4, 1997
Compared with Nine Months Ended September 28, 1996

Sales

         Sales for the nine months ended October 4, 1997 were $317 million, an increase of $39.9 million or 14.4%, from the corresponding period of 1996. Sales of the Greige Fabrics Division increased $13.8 million or 11.8%, while sales of the Elastics Division increased $3.8 million or 5.7%, and sales of the Chatham Fabrics Division increased $22.3 million or 24.2%.

         The increase in sales of the Greige Fabrics Division may be attributed to improved market conditions for lightweight apparel and home furnishings fabrics. Average selling prices for these fabrics during the period increased 9.4% while volume increased 2.3%. The sales increase in the Elastics Division may be attributed to increased sales of wide elastic fabrics. The sales increase in the Chatham Fabrics Division included a $17.6 million increase in automotive upholstery sales. Overall, the increase in sales may be attributed to improved market conditions and stronger product demand for many of the Company's products. Additionally, the Company benefited from an additional week of sales in the nine month period ended October 4, 1997.

Earnings

         Operating income for the nine month period ended October 4, 1997 increased $21.8 million from an operating loss of $4.3 million in the first nine months of 1996 to operating income of $17.5 million. The increase in profitability may be primarily attributed to the Greige Fabrics Division as higher average selling prices, increased volumes, lower raw material costs and improved operating efficiencies combined to significantly increase margins. The Elastics Division has experienced improved levels of profitability due to operating improvements at its Greensboro plant and the increased sales levels of wide elastic products. The Chatham Division also experienced better earnings which may be attributed to both the higher sales levels and operating improvements at its Elkin, NC facility in the second and third quarters.

         Interest expense for the nine months ended October 4, 1997 was $11.1 million, a decrease of $0.7 million over the corresponding period in 1996. The decrease reflects the Company's effort to reduce its debt balances as compared to the same period a year ago.

         Other income, net, for the nine months ended October 4, 1997 was $2.9 million, an increase of $1.6 million over the corresponding period in 1996. This increase is due to income received from certain life insurance contracts in the first quarter and the sale of nonoperating real estate in the second quarter.

         The provision (benefit) for income taxes increased approximately $9.3 million as a result of the income before income taxes increasing $24.2 million. The foregoing resulted in net income for the nine months ending October 4, 1997 increasing by $15.0 million from a net loss of $9.3 million in the first nine months of 1996 to net income of $5.7 million for the first nine months of this year.

Financial Condition

         For the nine months ended October 4, 1997, the Company generated cash from operations of $13.3 million and decreased its net borrowings by $0.8 million. These funds were primarily used to finance $3.4 million of capital expenditures and reduce its payable-book overdraft by $8.1 million.

         At October 4, 1997, working capital was approximately $82.6 million as compared to approximately $68.5 million at December 28, 1996. Management is not aware of any present or potential impairments to the Company's liquidity.

         At October 4, 1997, long-term debt of approximately $143 million represented 79% of total capital, compared to 82% at December 28, 1996.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

               10.25- Amendment No. 1 to Amended and Restated Employment Agreement between CMI Industries, Inc. and Joseph L. Gorga dated September 30, 1997

               10.26- Amendment No. 1 to Amended and Restated Employment Agreement between CMI Industries, Inc. and James A. Ovenden dated September 30, 1997

               10.27- Agreement Regarding Restriction of Shares of CMI Industries, Inc. Common Stock between CMI Industries, Inc. and Joseph L. Gorga dated October 21, 1997

               27.1-       Financial Data Schedule (for SEC use only)

         b)    Reports on Form 8-K

               None

                            SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CMI INDUSTRIES, INC.

Date:    November 11, 1997             By /s/ JOSEPH L. GORGA
                                          --------------------
                                       Joseph L. Gorga
                                       President and Chief Executive Officer


Date:   November 11, 1997              By /s/ JAMES A. OVENDEN
                                         ---------------------
                                       James A. Ovenden
                                       Executive Vice President and
                                         Chief Financial Officer

PART III.   INDEX TO EXHIBITS

  Exhibit No.                              Description                                  Page No.
  -----------                              -----------                                  --------
     10.25      Amendment No. 1 to Amended and Restated Employment Agreement
                between CMI Industries, Inc. and Joseph L. Gorga dated
                September 30, 1997

     10.26 Amendment No. 1 to Amended and Restated Employment Agreement between CMI Industries, Inc. and James A. Ovenden dated
                September 30, 1997

     10.27      Agreement Regarding Restriction of Shares of CMI Industries,
                Inc. Common Stock between CMI Industries, Inc. and by Joseph
                L. Gorga dated October 21, 1997

     27.1       Financial Data Schedule (for SEC use only)