Form 10-K405
period 1998-01-03
CMI INDUSTRIES INC
filed 1998-03-31
CIK 911221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the fiscal year ended January 3, 1998

                                       OR

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT OF 1934  [NO FEE REQUIRED]
      For the transition period from _________________ to ______________________

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                                      57-0836097
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                     (I.R.S. Employer Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                       29201
------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                      (Zip Code)


Registrant's telephone number including area code:     (803) 771-4434

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             ----------------------

No shares of the voting securities of the Registrant are held by nonaffiliates; the aggregate market value of shares of voting securities held by nonaffiliates as of March 1, 1998 is zero.

As of March 1, 1998, there were 1,695,318 shares of $1 Par Value Common Stock outstanding.
===============================================================================

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         CMI Industries, Inc. ("CMI" or the "Company") and its subsidiaries manufacture textile products that serve a variety of markets, including the home furnishings, woven apparel, elasticized knit apparel, furniture upholstery, transportation upholstery, consumer products and industrial/medical markets. The Company operates through three divisions: the Greige Fabrics Division, the Elastic Fabrics Division and the Chatham Division. The Company had net sales of $422.7 million in 1997. The Greige Fabrics Division accounted for 41% of 1997 net sales, the Elastic Fabrics Division accounted for 22% of 1997 net sales, and the Chatham Division accounted for 37% of 1997 net sales.

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

         The Elastic Fabrics Division manufactures fabrics and products for sale to the elasticized apparel fabric markets. The Elastic Fabrics Division is a leading manufacturer of dyed and finished elasticized fabrics primarily for use in intimate apparel and foundation garments and also for use in stretch fabric activewear and industrial and medical products. The division's vertically integrated manufacturing operations produce woven and knit fabrics using a variety of spandex, polyester, rayon, nylon and cotton yarns. Various dyeing and finishing technologies are utilized which enable the division to finish and dye its fabrics to achieve consistent specifications and color matching for its products.

         The Chatham Division manufactures fabrics and products for sale to the furniture upholstery, transportation upholstery and consumer products markets. Furniture upholstery is supplied for use in residential applications, office and public seating and wall panels for open-plan office systems. Customers include contract and residential furniture manufacturers. Furniture upholstery is also sold through an extensive distributor network. Transportation upholstery is supplied for use in automobile and light truck seating and interior component applications to domestic automobile manufacturers and to Japanese manufacturers with domestic production facilities. Consumer products such as blankets, mattress pads and afghans are manufactured for sale to major retailers.

         The Company was formed in 1986 at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML & Co."), together with certain members of present or former management for the purpose of acquiring Clinton Mills, Inc., a South Carolina corporation, a predecessor in interest to the Greige Fabrics Division. Affiliates of ML Capital Partners and certain members of management of the Company who acquired shares of the Company's common stock (the "Common Stock") in 1986 and thereafter and their affiliates (the "Management Investors") currently own 58.9% and 41.1% respectively, of the outstanding Common Stock.


SALES SUMMARY

         The following table presents, for the last three fiscal years, the dollar sales and the percentages of the Company's sales contributed by each division.

                                                                 SALES BY DIVISION
                                     -----------------------------------------------------------------------------
                                                                (Dollars in thousands)
                                              1995                        1996                        1997
                                     ---------------------       -------------------         ---------------------
Greige Fabrics Division              $182,923         45%        $156,793         42%        $171,010         41%
Elastic Fabrics Division              103,029         25%          90,266         24%          93,931         22%
Chatham Division                      122,684         30%         126,985         34%         157,781         37%
                                     --------        ---         --------        ---         --------        ---
         Total                       $408,636        100%        $374,044        100%        $422,722        100%
                                     ========        ===         ========        ===         ========        ===


         The following table presents, for the last five fiscal years, the percentages of the Company's sales to the home furnishings, woven apparel, furniture upholstery, elasticized fabric, transportation upholstery, consumer products and industrial/medical/other markets, as estimated by the Company.

                                                                           PERCENTAGE OF DOLLAR SALES
                                                          ------------------------------------------------------
                                                          1993         1994         1995         1996       1997
                                                          ------------------------------------------------------
Home furnishings market                                    25%          28%          28%          28%         26%
Woven apparel market                                       18%          15%          11%          11%         11%
Furniture upholstery market                                19%          18%          14%          15%         13%
Elasticized fabric market                                  15%          16%          25%          24%         22%
Transportation upholstery market                           10%          11%           8%          11%         16%
Consumer products market                                    8%           9%           8%           7%          6%
Industrial/medical/other markets                            5%           3%           6%           4%          6%
                                                          ---          ---          ---          ---         ---
         Total                                            100%         100%         100%         100%        100%
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

                  Spinning. The division either spins or purchases the yarn it uses to produce woven fabrics. Two types of spinning equipment are used: air-jet spinning equipment, which combines spinning and winding into one process, and traditional ring spinning equipment. Approximately 35% of the division's current spinning capacity is air-jet spinning.

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

         The division currently operates six manufacturing plants. All of its plants are equipped with projectile and air-jet shuttleless machines and supporting equipment including carding, spinning and yarn preparation equipment. The division plans to make further capital expenditures of $8 million during fiscal 1998. These expenditures will include additional air-jet spinning equipment. Capital expenditures have been designed to expand production capabilities, reduce production costs and increase quality.

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


ELASTIC FABRICS DIVISION

         Products. The Elastic Fabrics Division manufactures a variety of dyed and finished elasticized knit and woven fabrics for use in intimate apparel and foundation garments. It also has a significant presence in the stretch fabric activewear market, including swimwear fabrics, and produces fabrics for use in industrial and medical products. The vertically integrated manufacturing operations produce warp knit, circular knit and woven fabrics using a variety of spandex, polyester, rayon, nylon, cotton and blends of cotton yarns. The division dyes and finishes the majority of its elasticized fabrics as well as lace products manufactured by others.

         Manufacturing and Capacity. Manufacturing warp knit, circular knit and woven fabrics with elastomeric fibers is a more difficult and complicated process than that required for other fabrics. Customers who purchase elasticized fabrics typically require that the fabrics meet precise specifications related to physical characteristics, shades, shrinkage and the like.

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

         Marketing and Sales. The Elastic Fabrics Division sells its elasticized fabrics through the Company's New York and Los Angeles sales offices, and sales representatives located in Greensboro, North Carolina and Stuart, Virginia. These fabrics are manufactured only to order.


CHATHAM DIVISION

          Products. The Chatham Division manufactures a variety of dyed and finished fabrics for use in diverse markets.

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

                  Consumer Products. The division produces blankets, mattress pads, electric mattress pads, fringed throws, cotton jacquard afghans and infant bedding for sale to the retail, institutional and health care markets. Its consumer products are manufactured through either a loom woven process or a non-woven Fiberwoven(R) process. In addition to domestic sales, market placements have been made in Mexico, Canada, Western Europe, Australia and the Far East.

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


         Marketing and Sales. Sales and marketing functions are conducted at the product level. Furniture upholstery is sold by sales personnel in Elkin and High Point, North Carolina (including a showroom), New York, Chicago, Los Angeles, and Grand Rapids, Michigan, and sales agents in the Far East, Australia and South America. Transportation upholstery has sales and marketing offices in Elkin, North Carolina and Detroit, Michigan. Consumer products are sold and marketed through offices in Elkin, North Carolina and New York and sales associates located throughout the United States. Foreign bedding sales are handled through agents or distributors in Mexico, Canada, England, Western Europe, Australia and the Far East.

RAW MATERIALS

         The principal raw materials the Company uses are cotton and man-made fibers and yarns. In 1997, raw materials accounted for approximately 54% of cost of sales. The Company uses many types of fibers, both natural (cotton and wool) and man-made (polyester, nylon, olefin, rayon and acrylic) as well as yarns including Lycra(R), a spandex elastomeric yarn produced by DuPont (E.I.) de Nemours & Company, in the manufacture of its textile products. The Company believes that availability and future price levels for fibers and yarns will depend primarily upon supply and demand conditions, crop conditions, general inflation, government agricultural programs and prices of petroleum-based raw materials.

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

BACKLOG

         At January 3, 1998, the Company had aggregate unfilled orders of $108 million, as compared to $120 million at December 28, 1996. As of January 3, 1998, the Greige Fabrics Division had approximately $68 million of unfilled customer orders for woven fabrics, as compared to $87 million at December 28, 1996. The decrease in the Greige Fabrics Division's order backlog from 1996 to 1997 is indicative of the market conditions for greige fabrics as certain customers have reduced their forward order positions to backlog levels more representative of historical levels. The division expects to fill substantially all of these orders in 1998. At January 3, 1998, the Elastic Fabrics Division had unfilled orders totaling $16 million, as compared to $15 million at December 28, 1996. At January 3, 1998, the Chatham Division had unfilled orders totaling $24 million, as compared to $18 million at December 28, 1996. The increase in the Chatham Division's order backlog from 1996 to 1997 is indicative of the increase in placements for the Company's transportation upholstery fabrics. The division expects to fill all of these orders in 1998. These backlogs consist of orders that are not generally subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

         The Elastic Fabrics Division and other United States manufacturers of elasticized fabrics and garments, including intimate apparel, swimwear and activewear, have not been subject to the same pressure from imports experienced by many other sportswear apparel manufacturers. Customers place significant emphasis on product design, component shade-matching and other quality-related criteria. Customers establish strict specifications that place a premium on customer service, which places foreign manufacturers at a disadvantage. The Company also believes that the swimwear market is less susceptible to import competition because sales in the U. S. retail market are generally made within a four-month period, and therefore close proximity of the swimwear manufacturer and the fabric producer is advantageous for initial orders and reorders. The division's principal elasticized fabrics competitors include Liberty Fabrics, Darlington and Worldtex.

         The Chatham Division's furniture upholstery, transportation upholstery and consumer products compete in domestic markets that to date have experienced little competition from imports. In these markets, product styling and differentiation, quality and customer service are more significant considerations as compared to more commodity-oriented markets that are more susceptible to import competition. Principal competitors include Guilford of Maine (furniture upholstery), Milliken (furniture and transportation upholstery), Collins and Aikman (furniture and transportation upholstery) and Pillowtex (consumer products).

EMPLOYEES

         On January 3, 1998 the Company had 4,066 employees, none of whom were covered by a collective bargaining agreement. Of these employees, 3,550 were employed as hourly associates while 516 were employed as salaried associates. All of the Company's employees are full-time. The Company believes that its employee relations are good.

IMPACT OF YEAR 2000

         Management has initiated a plan to prepare the Company's computer systems and applications for the year 2000. At January 3, 1998, the Company had made substantial progress in programming its business systems for year 2000 compliance. Management estimates that all business critical computer systems and applications will be year 2000 compliant prior to that date. The Company expects to incur primarily internal staff costs related to enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $2.0 million over the next two years. This estimate includes the cost to purchase and install certain software systems to replace systems which are currently not year 2000 compliant.

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

         The Company has approval from the North Carolina Department of Environment, Health and Natural Resources and from Guilford County Environmental Health to begin cleanup of groundwater at its Greensboro facility resulting from previously removed leaking underground storage tanks. The Company estimates that remaining costs associated with the cleanup will be approximately $200,000. Partial reimbursement has been approved from the North Carolina Underground Storage Tank Trust Fund. Equipment has been delivered to begin the cleanup as approved in the corrective action plan.

ITEM 2.  PROPERTIES

         The following table sets forth certain information relating to the Company's principal facilities as of January 3, 1998. All of these facilities are owned by the Company, except for the New York sales office and the Columbia executive office. The Company's New York sales office is leased for a term expiring in 2005. The Columbia executive office is leased for a term expiring in 2000. The Company believes all of its facilities are in good repair and are in suitable condition for the purposes for which they are used.

     LOCATION                                 SQ. FOOTAGE                           USE
     --------                                 -----------                           ---

GREIGE FABRICS DIVISION
-----------------------

  Vance No. 1...................................263,100       Manufacturing (191,000 sq. ft.)
  Clinton, SC                                                 Warehouse and Office (72,000 sq. ft.)

  Vance No. 2...................................544,900       Manufacturing (303,900 sq. ft.)
  Clinton, SC                                                 Warehouse and Office (241,000 sq. ft.)

  Lydia  .......................................472,100       Warehouse and Office (472,100 sq. ft.)
  Clinton, SC

  Bailey .......................................277,200       Manufacturing (224,100 sq. ft.)
  Clinton, SC                                                 Warehouse  and Office (53,100 sq. ft.)

  Office-Clinton, SC.............................37,700       Office

  Geneva No. 1..................................151,500       Manufacturing (128,300 sq. ft.)
  Geneva, AL                                                  Warehouse and Office (23,200 sq. ft.)

  Geneva No. 2..................................258,200       Manufacturing (211,900 sq. ft.)
  Geneva, AL                                                  Warehouse and Office (46,300 sq. ft.)

  Office-Geneva, AL...............................7,500       Office

  Clarkesville, GA..............................268,800       Manufacturing (170,100 sq. ft.)
                                                              Warehouse and Office (98,700 sq. ft.)

ELASTIC FABRICS DIVISION
------------------------

  Greensboro, NC................................175,300       Manufacturing (138,800 sq. ft.)
                                                              Warehouse and Office (36,500 sq. ft.)

  Stuart, VA....................................415,340       Manufacturing (328,900 sq. ft.)
                                                              Warehouse and Office (86,440 sq. ft.)


     LOCATION                                 SQ. FOOTAGE                           USE
     --------                                 -----------                           ---

CHATHAM DIVISION
----------------

   Elkin, NC..................................1,697,600        Manufacturing (1,270,500 sq. ft.)
                                                               Warehouse and Office (427,100 sq. ft.)

   Boonville, NC................................128,500        Manufacturing (99,200 sq. ft.)
                                                               Warehouse and Office (29,300 sq. ft.)

OTHER
-----

   CMI Sales Office
   New York, NY..................................16,332        Office

   CMI Executive Office
   Columbia, SC...................................9,330        Office


ITEM 3.   LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation incidental to its business operations, as well as product liability litigation. In the opinion of the Company's management, none of the litigation in which it is currently involved is material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         None of the issued shares of the Common Stock is publicly held and there is no established published trading market for the Common Stock.

         During the two fiscal years ended January 3, 1998, the Company did not pay any dividends. The Company's ability to pay dividends was subject to limitations in its bank credit agreement and in the indenture pursuant to which its $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 were issued (the "Indenture"). Capitalized terms used in this Item 5 that are not defined in this Report have the same meaning as set forth in the Indenture.

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

         Under a $65 million secured revolving credit facility from The First National Bank of Boston, which serves as the agent bank, NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A. entered into in March 1996 and amended in February 1997 (the "Credit Agreement"), the Company is permitted to pay dividends of up to $3 million in any fiscal year. At January 3, 1998, under the terms of the Indenture the Company could acquire capital stock in an amount of $4.0 million from Management Investors and could pay cash dividends or make other Restricted Payments in an aggregate amount of $10.0 million. However, the limitation on restricted payments contained in the Credit Agreement as then in effect was more restrictive than the limitation contained in the Indenture, so that at January 3, 1998 the Company was able to only pay dividends or make restricted payments of up to $3 million.

ITEM 6.   SELECTED FINANCIAL DATA


         The following table sets forth selected historical financial information for the Company for fiscal years 1993 through 1997, which has been derived from the audited financial statements of the Company for such periods. The information contained in the following table reflects the results of operations of the Clarkesville plant from May 9, 1994, and the former United Elastic Corporation operations from January 3, 1995, the respective dates of acquisition. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company, together with the related notes and independent accountant's report. The Company's consolidated balance sheet as of December 28, 1996, and January 3, 1998, and financial statements for each of the fiscal years in the three-year period ended January 3, 1998, and the independent accountant's report thereon, are included elsewhere in this Report. See "Index to Financial Statements."

                                                                                   FISCAL YEAR
                                                 -----------------------------------------------------------------
                                                   1993          1994          1995         1996           1997
                                                   ----          ----          ----         ----           ----
STATEMENT OF INCOME DATA                                                     (Dollars in thousands)
Net sales                                       $370,396        $390,067     $ 408,636    $ 374,044      $ 422,722
Depreciation                                      17,226          19,879        22,660       21,968         16,702
Other cost of sales                              301,698         323,564       345,265      323,920        349,769
                                                 -------        --------     ---------    ---------      ---------
    Gross profit                                  51,472          46,624        40,711       28,156         56,251
Selling, general and administrative expense       29,360          31,433        32,704       31,097         32,914
Restructuring and other nonrecurring charges (1)      --              --        17,682           --             --
                                                --------        --------     ---------    ---------      ---------
    Operating income (loss)                       22,112          15,191        (9,675)      (2,941)        23,337

Other income (expense)
    Interest expense                             (10,558)        (14,430)      (17,174)     (15,425)       (14,499)
    Other income (expense), net                     (419)          1,397         1,406        1,588          3,148
                                                --------        --------     ---------    ---------      ---------
    Total other income (expense)                 (10,977)        (13,033)      (15,768)     (13,837)       (11,351)
                                                 -------        --------     ---------    ---------      ---------
    Income (loss) before income taxes and
         extraordinary items                      11,135           2,158       (25,443)     (16,778)        11,986
Income taxes (benefit)                             4,343             789        (9,500)      (6,115)         4,800
                                                --------        --------     ---------    ---------      ---------
    Income (loss) before extraordinary items       6,792           1,369       (15,943)     (10,663)         7,186
Extraordinary item-loss on refinancing
  senior subordinated debentures, net of
  tax benefit of $1,368                            2,139              --            --           --             --
                                                --------        --------     ---------    ---------      ---------
     Net income (loss)                          $  4,653        $  1,369     $ (15,943)   $ (10,663)     $   7,186
                                                ========        ========     =========    =========      =========
Ratio of earnings to fixed charges (2)              2.02x           1.15x        (0.48)x      (0.09)x         1.83x

BALANCE SHEET DATA (AT END OF YEAR)
Current assets                                  $122,300        $137,582     $ 123,281    $ 112,623      $ 104,349
Property, plant and equipment, net               120,411         135,800       125,774      112,545        103,592
Other assets                                       6,864           8,567         8,053        8,366          8,599
Total assets                                     249,575         281,949       257,108      233,534        216,540
Current liabilities                               39,377          43,443        42,739       44,117         38,541
Long-term debt, less current portion             124,052         153,962       154,245      143,749        124,528
Other liabilities and deferred items              25,744          22,773        17,616       13,823         14,427
Stockholders' equity                              60,402          61,771        42,508       31,845         39,044

                                                                          FISCAL YEAR
                                                ----------------------------------------------------------------
                                                 1993              1994          1995         1996          1997
                                                 ----              ----          ----         ----          ----
OTHER DATA AND OTHER FINANCIAL RATIOS
EBITDA (3)                                      $ 41,430        $ 36,790     $  14,361      $21,293        $43,749
Depreciation and amortization (4)                 19,773          20,294        22,670       22,646         17,264
Capital expenditures                              25,179          28,390         8,850        9,288          8,292
Ratio of EBITDA to interest expense (5)            4.18x            2.67x         1.03x        1.43x          3.15x
Ratio of total debt (at end of year) to EBITDA     3.07x            4.25x        10.80x        6.94x          2.90x
------------------------


(1) Represents $4,782 of executive severance charges recorded in the third quarter related to the retirement of Mr. G. T. Williams, the Company's former President and Chief Executive Officer and $12,900 of charges recorded in the fourth quarter related to the Company's restructuring plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(2) For purposes of computing this ratio, earnings consist of income before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense on debt, amortization of deferred debt cost and debt discount cost and the estimated interest component of rent expense.

(3) Represents income before interest, income taxes, extraordinary items, depreciation and amortization. The Company has included information concerning EBITDA as a measure of the Company's ability to service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indicator of the Company's operating performance. See the Statements of Cash Flows included in the Financial Statements.

(4) Excludes amortization of deferred debt cost and debt discount cost. Includes amortization of a $5.0 million noncompetition agreement obtained in the Chatham acquisition, which was amortized over a two-year period from February 14, 1992 to February 14, 1994. Amortization expense includes approximately $2.5 million and $0.3 million for the years ended January 1, 1994 and December 31, 1994, respectively, with respect to this agreement.

(5) Interest expense excludes amortization of deferred debt cost and debt discount cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         A number of factors influence the operating results for the Company including general economic conditions, competition, raw material prices and capital expenditures. Significant factors impacting the Company's operating results over the past several years are as follows:

                  History. In 1992, the Company began implementing a strategic plan with the primary goal of becoming the low-cost provider of greige fabrics while achieving greater market diversification through acquisitions. Important elements of this new business strategy included the continued modernization of the Company's manufacturing facilities and the acquisition of certain strategic companies in order to reduce the Company's reliance upon sales of greige fabrics. In February 1992, the Company acquired the assets of Chatham Manufacturing Company (the Chatham Division). In addition to increased product diversification, the acquisition provided the Company with access to markets with greater barriers to entry than the markets of the Company's other businesses. Continuing with its acquisition strategy, the Company acquired the Clarkesville Plant in 1994 and the former United Elastic Corporation operations in 1995. These acquisitions allowed the Company to further diversify its product offerings and provide its existing customer base with more value-added products and services. Throughout this time period, the Company continued to upgrade its manufacturing capacity by investing in new equipment capable of producing better quality fabrics more efficiently.

                  Although the Clarkesville Plant and United Elastic Corporation acquisitions added incremental sales with margin opportunities potentially above those of the Company's other businesses and the modernization efforts resulted in more flexible and cost-effective production capacity, the Company's financial performance deteriorated from 1992 through 1995. In 1993 and 1994, the Company experienced significant operating disruptions at the Chatham Division which negatively impacted operating margins and its ability to service certain customers. To address these issues, the Company initiated management changes and a reorganization of its divisional structure in 1994. During 1995, operating margins in the Chatham Division remained substantially below those of the Company's other businesses as the division worked to improve its product mix, complete the development of its information systems and correct certain quality and manufacturing inefficiencies. In 1995, the Company's financial performance also was negatively impacted by poor retail sales, excess supply and unprecedented increases in raw material costs.

                  Restructuring. The disappointing performance, coupled with declining asset utilization rates and the inability to service certain business segments, forced the Company to refocus its overall business strategy in late 1995. At that time, the Company initiated a restructuring plan to improve operating performance, reduce costs and realign certain resources in order to better serve its customers (the "Restructuring"). The

          Restructuring consisted of: (1) changes in the senior management of the Company; (2) the closing of the Greige Fabrics Division's Lydia Plant in Clinton, South Carolina; (3) the consolidation of the Chatham Division's weaving operations in Elkin, North Carolina from three buildings to two buildings; (4) the downsizing of the Company's corporate offices in Columbia, South Carolina and relocation of certain resources back to the operating divisions; (5) the write-off and proposed sale of certain idle and impaired assets; (6) the increased emphasis on customer service and product development investments, particularly with systems and design resources; (7) the sale of excess inventories; and (8) other process improvement initiatives designed to reduce costs, improve customer service levels and maximize returns on current investments. As a result of the Restructuring the Company recorded severance, retirement, and other nonrecurring charges relating to the facility closures and overhead reductions. Each of the restructuring initiatives had been completed by the end of 1996. In total, the Company now estimates that approximately 900 manufacturing and administrative positions out of approximately 5,000 were permanently eliminated.

                  The Restructuring implemented by management allowed the Company to downsize its corporate offices, eliminate inefficient capacity and reorganize its resources to emphasize customer service and product development. These initiatives have helped position the Company to better utilize its investments while responding more quickly and cost effectively to market changes and customer demands. The initiatives to reduce inventories and to correct supply levels relative to market demand, particularly in the Greige Fabrics Division, have resulted in better internal operating disciplines and a better ability to market the Company's fabrics in certain segments. In 1996 and 1997, operating margins improved significantly in response to the business improvement initiatives and strategic investments in new equipment at Elkin. The Company intends to continue to invest in new equipment at its Elkin facility, and believes that current performance in quality, on-time delivery, product development and order backlog levels will allow the Chatham Division to better realize its earnings potential.

                  Although the turnaround of the Company's Stuart facility within the Elastic Fabrics Division has been slower than that of its other operations, the Company has been proactive with changes in this business segment more recently. As a result of these changes, the Company believes that its turnaround is forthcoming. The Company expects to continue to invest in all three of its divisions going forward in an effort to meet customer demands and market requirements, while continuing to emphasize improved returns by being well-positioned to operate a diversified, more value-added product mix and reducing its dependency on the sales of greige fabrics.

                  General Economic Conditions. The Company's past operating results have been affected by the general condition of the United States' economy. The ability of the Company to maintain its operating margins during downturns in the general economy is adversely affected by the capital intensive nature of its business. In 1997, the Company benefited from its restructuring initiatives and the correction of supply levels relative to market demand. Consequently, operating margins in 1997 improved to more acceptable levels and were more indicative of the positive condition of the United States' economy. Although order backlog levels were down for the Greige Fabrics Division at January 3, 1998 as compared to the same time in 1997, the Company believes that current backlog levels are more representative of historical levels. See "Item 1--Business-Backlog." The Company does not believe that concerns over the Asian financial situation will have a significant negative impact on the Company's results of operations in 1998.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages that certain income and expense items bear to sales for such periods. All years refer to the Company's fiscal years.

                                                                                FISCAL YEAR
                                                                     ----------------------------------
                                                                      1995         1996           1997
                                                                     -----         -----          ----
         Net sales...............................................    100.0%        100.0%        100.0%
         Depreciation............................................      5.5           5.8           4.0
         Other cost of sales.....................................     84.5          86.6          82.7
                                                                     -----         -----         -----
         Gross profit............................................     10.0           7.6          13.3
         Selling, general and administrative expenses............      8.0           8.3           7.8
         Restructuring and other nonrecurring charges............      4.3            --            --
                                                                     -----         -----         -----
         Operating income (loss).................................     (2.3)         (0.7)          5.5
         Other income (expense)
            Interest expense.....................................     (4.2)         (4.1)         (3.4)
            Other, net...........................................      0.3           0.4           0.7
                                                                     -----         -----         -----
         Income (loss) before income taxes ......................     (6.2)         (4.4)          2.8
         Income taxes (benefit)..................................     (2.3)         (1.6)          1.1
                                                                     -----         -----         -----
         Net income (loss) ......................................     (3.9)%        (2.8)%         1.7%
                                                                     =====         =====         =====


   Fiscal Year 1997 Compared to Fiscal Year 1996

         The Company's net sales increased $48.7 million or 13.0% from $374.0 million in 1996 to $422.7 million in 1997. Sales of the Greige Fabrics Division increased $14.2 million or 9.1%, sales of the Elastic Fabrics Division increased $3.7 million or 4.1% while sales of the Chatham Division increased $30.8 million or 24.3%. The increase in sales for the Greige Fabrics Division was primarily attributable to the restructuring initiatives implemented by the Company in 1995 and 1996 to reduce inventory and capacity levels relative to market demand and the related improvement in market conditions for greige fabrics in 1997. These factors resulted in increased sales due to a 9.3% increase in average selling prices without a corresponding change in sales volume. The increase in sales for the Elastic Fabrics Division was principally attributable to stronger demand for warp knit fabrics and the Company's decision to resume shipments to a significant customer following the resolution of issues which arose in 1996 involving the customer's creditworthiness. Together, these factors helped to offset the continued weakness in sales of narrow woven elasticized fabrics. The increase in sales for the Chatham Division consisted primarily of a $27.3 million increase in automotive upholstery sales due to the Company's success in securing new product placements and increasing market share. Sales of furniture fabrics and consumer products have remained relatively unchanged from prior year levels. Sales in 1997 were also favorably impacted compared to 1996 due to an additional week of sales and production as 1997 was a 53-week year.

         In conjunction with the Company's increased sales, gross profit increased $28.1 million or 99.8% from $28.2 million to $56.3 million, and resulted in a gross margin increase from 7.6% to 13.3%. Additionally, the Company's depreciation expense declined by $5.3 million in 1997 as a majority of the fixed assets acquired when the Company was formed in 1986 became fully depreciated. The increase in gross profits was directly attributable to improved market conditions for greige fabrics which resulted in significantly higher selling prices and allowed the Company to operate its greige manufacturing facilities at full capacity. Gross profit in the Elastic Fabrics Division increased due to higher sales while gross margins also improved despite the weak performance of its Stuart facility. Gross profit in the Chatham Division increased due to higher sales while gross margins increased marginally as a result of the continued operating improvements.

         Selling, general and administrative expenses increased $1.8 million or 5.8% from $31.1 million in 1996 to $32.9 million in 1997. The increase in selling, general and administrative expenses was principally due to the increased sales and the associated mix of commission based revenues. Additionally, the Company paid approximately $1.5 million in incentive compensation in 1997 as compared to only $0.4 million in 1996. The Company continued to realize benefits from its restructuring and downsizing initiatives from prior years and, consequently, selling, general and administrative expenses were down from 8.3% of sales in 1996 to 7.8% of sales in 1997.

         Interest expense decreased $0.9 million or 6.0% from $15.4 million in 1996 to $14.5 million in 1997. This decrease was due to lower debt balances in 1997 which may be attributed to the Company's increased earnings, reduced capital spending and working capital reduction initiatives.

         Income taxes (benefit) as a percent of income (loss) before taxes changed from 37% in 1996 to 40% in 1997.

         As a result of the foregoing factors, the Company reported net income of $7.2 million in 1997 as compared to a net loss of $10.7 million in 1996.


   Fiscal Year 1996 Compared to Fiscal Year 1995

         The Company's net sales decreased $34.6 million or 8.5% from $408.6 million in 1995 to $374.0 million in 1996. Sales of the Greige Fabrics Division decreased $26.1 million or 14.3% and sales of the Elastic Fabrics Division decreased $12.8 million or 12.4%, while sales of the Chatham Division increased $4.3 million or 3.5%. The reduction in sales for the Greige Fabrics

Division was primarily attributable to the weak market conditions which led to an excess supply of lightweight greige printcloth fabrics and resulted in the Company's permanent closing of the Lydia Plant in May. These weak market conditions had the effect of reducing the average selling price for printcloth fabrics by 8.4%, and caused, together with the closing of the Lydia Plant, a volume decline of 8.6% in sales for these fabrics. The sales decrease for the Elastic Fabrics Division was primarily a result of weak market demand for the Company's woven elasticized fabrics and the Company's strategic decision to limit shipments to a specific customer because of the Company's concerns relating to the creditworthiness of the customer. The sales increase for the Chatham Division was principally due to an increase in the number of placements for its fabrics by automotive customers.

         In conjunction with the Company's lower sales, gross profit decreased $12.6 million or 30.8% from $40.7 million to $28.1 million, as the gross margin declined from 10.0% to 7.6%. The decline in gross profits was directly attributable to the weak market conditions for lightweight greige fabrics, resulting in reduced volumes and lower selling prices. In response to these conditions, the Company curtailed its operating schedule at certain locations during the first half of 1996 and incurred unabsorbed fixed overhead costs in order to decrease inventories and production to levels more consistent with market demand. Although 1996 earnings for the Chatham Division were improved over 1995 levels, they only partially offset the significant reduction in the Greige Fabrics Division's gross profits and margins and the decline in earnings associated with the 12.4% reduction in sales of the Elastic Fabrics Division.

         Selling, general and administrative expenses decreased $1.6 million or 4.9% from $32.7 million in 1995 to $31.1 million in 1996; however as a percentage of sales, expenses were up 0.3% from 8.0% to 8.3%. The reduction in selling, general and administrative expenses was related to the Company's downsizing of its Corporate offices. As a percentage of sales, costs were higher because of an increase in the mix of commission based sales.

         Interest expense decreased $1.7 million or 10.2% from $17.2 million in 1995 to $15.4 million in 1996. This decrease was due to lower debt balances in 1996 and was attributed to the Company's reduced capital spending and inventory reduction initiatives.

         Income taxes (benefit) as a percent of income (loss) before taxes remained unchanged at 37%.

         As a result of the foregoing factors and the absence of any restructuring or other nonrecurring charges in 1996, the Company reported a net loss of $10.7 million in 1996 as compared to a net loss of $15.9 million in 1995


THE NOTES AND FINANCING AGREEMENTS

         In October 1993, the Company consummated an underwritten public offering (the "Offering") of $125 million principal amount of 9-1/2% Senior Subordinated Notes due 2003 (the "Notes"). Immediately upon the issuance of the Notes, the Company's then principal operating subsidiaries were merged with and into the Company. The net proceeds of the Offering, together with initial borrowings under a new $70 million revolving credit facility from The First National Bank of Boston, which served as the agent bank (the "Agent Bank"), NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A. and a $5 million uncommitted line of credit from The Wachovia Bank of South Carolina, N.A., were used to refinance $118.7 million of outstanding debt, comprised of $40.9 million in term loans and $46.7 million in revolving credit loans under then-existing loan agreements with the Company's subsidiaries, and $31.1 million of 12% Senior Subordinated Debentures due 1999 issued by Clinton Mills, Inc. (the "Clinton Debentures"). In December 1994 the revolving credit facility was increased to $92 million and the Wachovia line of credit was increased to $8 million. In June 1995, the Wachovia line of credit was reduced to $4 million.

         In March 1996, the Company replaced the $92 million unsecured revolving credit facility with the Credit Agreement and renewed the Wachovia line of credit at $4 million (the "Wachovia Credit Facility" and, together with the Credit Agreement constitute the "Bank Credit Facilities"). The Company and the lenders amended the Credit Agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which were completed during 1997, and to extend the maturity of the Credit Agreement by two years to January 2000.

          The Credit Agreement provides for a revolving credit facility of up to $65.0 million, including a letter of credit facility of up to $5.0 million. The borrowings under the Credit Agreement are secured by certain inventories, all receivables and certain intangibles. The amount available under the revolving credit facility is limited to a percentage of the collateral pledged by the Company, as evidenced by a monthly borrowing base certificate to be delivered by the Company, and is reduced by any outstanding letters of credit issued under the letter of credit facility. The maximum and average amounts outstanding during 1997 were $30.6 million and $20.9 million, respectively; at January 3, 1998, $0.1 million was outstanding and the per annum interest rate was 8.5%.

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

          The Company is required to maintain certain financial ratios, including a minimum tangible net worth of $30.0 million in fiscal 1997, with minimum increases each year thereafter by 50% of the consolidated net income of the Company and certain of its subsidiaries for the previous fiscal year. The Company is required to maintain a minimum interest coverage ratio (EBITDA to interest) of not less than 1.5 to 1 for any four consecutive quarters. The Company must also maintain a fixed charge coverage ratio of 1.0 to 1, meaning that (i) consolidated EBITDA less cash used to pay for taxes and capital expenditures must exceed (ii) all interest plus principal due on long term indebtedness of the Company and its consolidated subsidiaries for the nine months ended September 30, 1997 and for any four consecutive fiscal quarters thereafter. As of January 3, 1998, the Company was in compliance with all of the covenants under the Credit Agreement.

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

Wachovia Credit Facility

          Under the Wachovia Credit Facility, loan amounts, interest rates and maturities are offered by the bank in its discretion and are accepted by the Company at the time of borrowing, subject to the execution of a note and supporting loan documentation satisfactory to the bank. Borrowings under the Wachovia Credit Facility constitute additional senior indebtedness under the Credit Agreement and are unsecured. The maximum and average amounts outstanding during 1997 were $4 million and $3.1 million respectively; at January 3, 1998, $2.2 million was outstanding and the per annum interest rate was 7.9%.

LIQUIDITY AND CAPITAL RESOURCES

         In 1997, net cash provided by operations increased $10.1 million from $18.8 million in 1996 to $28.9 million in 1997, primarily as a result of increased earnings in 1997 as compared to the prior year.

         Net cash used in investing activities decreased $1.0 million from $9.3 million in 1996 to $8.3 million in 1997.

         Net cash used in financing activities increased $13.7 million from 1996 to 1997. The decline in investment activities noted above coupled with increased cash flow from operations enabled the Company to make net repayments of $21.1 million on the revolving credit facilities in 1997.

         Working capital (excluding cash, marketable securities and the current portion of long-term debt) decreased $4 million from $70.3 million at December 28, 1996 to $66.3 million at January 3, 1998. The decrease in working capital resulted from a reduction in the Company's inventory levels.

         The Company's primary ongoing cash requirements will be to cover debt service, facilitate capital expenditures and position the Company to respond to better business conditions. The Company currently intends to make capital expenditures of approximately $24.8 million during 1998, of which a portion may be financed with operating lease facilities. The Company's ability to make scheduled payments or to refinance its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent is subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with availability under the Bank Credit Facilities, will be adequate to meet the Company's future liquidity needs, meet its debt service requirements and fund capital expenditures. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Bank Credit Facilities in amounts sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

ENVIRONMENTAL

         Federal and state laws and regulations relating to the discharge of materials into the environment are continually changing; therefore it is difficult to gauge the total future impact of such regulations on the Company. In connection with the acquisition of the Elkin facility, environmental site evaluations were performed by the Company which concluded that some form of groundwater and soil remediation will be required and that some asbestos abatement may be required at the Elkin facility. The Company believes that sufficient amounts are accrued as of January 3, 1998 for the cost of these expenditures. In the future, the Company may also construct facilities to control flyash disposal and runoff from a coal pile at the Elkin facility. The Company may also have remediation obligations with respect to contamination at an off-site treatment facility and a previously removed leaking underground storage tank. See "Item 1--Business -- Environmental, Health and Safety, and Other Regulatory Matters." The Company believes that based on all currently available information, the resolution of environmental matters will not have a material adverse effect on the Company. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of potential health hazards of certain business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the current executive officers and directors of the Company:

NAME                                        AGE      POSITION
----                                        ---      --------

Joseph L. Gorga                             45       Director; President and Chief Executive Officer
James A.  Ovenden                           35       Director; Chief Financial Officer, Executive Vice
                                                         President and Secretary
Joshua T.  Hamilton                         46       Executive Vice President and President, Greige
                                                         Fabrics Division
James F. Robbins                            44       Executive Vice President and President, Elastic
                                                         Fabrics Division
W. James Raleigh                            70       Director
Rupinder S. Sidhu                           41       Director
Stephen M. McLean                           40       Director
Michael H. deHavenon                        57       Director

----------------------

         Each member of the Board of Directors holds office until the next annual meeting of the stockholders and until his successor is elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

         Joseph L. Gorga was named President and Chief Executive Officer and appointed as a director of the Company in November 1995. Mr. Gorga joined a predecessor of the Elastic Fabrics Division as its President in 1991. He was employed by Milliken & Co., an integrated textile manufacturer, from 1975 through 1991 and served as General Manager of the Automotive & Elastic Fabrics Division from 1987 until his employment with the Company.

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

         James F. Robbins joined the Company in 1992 as Executive Vice President for Marketing, Elastic Fabrics. In 1996, he was elected Executive Vice President and President in charge of the Elastic Fabrics Division.

         W. James Raleigh was elected as a director of the Company on April 2, 1996. Mr. Raleigh previously served as President of the Greige Division's sales organization until his retirement in September 1995.

         Rupinder S. Sidhu has served as a director of the Company since 1986. Mr. Sidhu is the President of Merion Capital Management LLC, a private investment company, a position he has held since 1994. He was also a Special Limited partner of Stonington Partners, Inc., a private investment firm, from 1993 through 1994. He has been a member of the Board of Directors of ML Capital Partners, a private investment firm affiliated with ML & Co., since 1987. From 1993 to July 1994, he was a Senior Vice President of MLCP from 1987 to 1994. Mr. Sidhu was also a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1994 and a Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1989 to 1994 and a Director of the Investment Banking Division of Merrill, Lynch, Pierce, Fenner & Smith from 1987 to 1989. Mr. Sidhu is a director of Paymentech Inc.

         Stephen M. McLean has served as a director of the Company since 1992. Mr. McLean is a Partner and a Director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993 and is a Partner and a Director of Stonington Partners, Inc. II. He has also been a member of the Board of Directors of ML Capital Partners since 1987. Mr. McLean was a Senior Vice President of MLCP from 1987 to 1993. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, from 1987 to 1994. Mr. McLean is a director of Dictaphone Corporation, Merisel, Inc., Packard BioScience Company, Pathmark Stores, Inc. and Supermarkets General Holding Corporation, as well as several privately held companies.

         Michael H. deHavenon was first elected as a director of the Company in 1986 and served until 1994 when he did not stand for reelection. Mr. deHavenon was appointed to the Board on October 24, 1995. Since January 1997, Mr. deHavenon has been President of Kulen Capital Corp., a firm engaged primarily in making private investments. Prior thereto, Mr. deHavenon served as President of Merrill Lynch Capital Corporation and its predecessor, a wholly-owned subsidiary of ML & Co., which structured and managed leveraged private investments.

ITEM 11.   EXECUTIVE COMPENSATION

         Compensation Summary. The following table shows, for the last three fiscal years of the Company, annual compensation paid by the Company to Joseph
L. Gorga, the President and Chief Executive Officer and the three other executive officers of the Company serving at the end of the 1997 fiscal year (collectively, the "Named Executive Officers").

                                                      Summary Compensation
====================================================================================================================
                                                                                      Table(1)
                                                                                       Long Term
                                                                                     Compensation
                                             Annual Compensation                        Awards
                                 -----------------------------------------------     ------------
                                                                    Other Annual      Securities      All Other
                                            Salary        Bonus     Compensation      Underlying      Compensation
Name and Principal Position      Year          ($)        ($)(2)        ($)(3)        Options (#)          ($)
--------------------------------------------------------------------------------------------------------------------
Joseph L. Gorga                  1997       354,737      325,000        20,550                --            --
  President and Chief            1996       325,000      185,000        15,400            40,000            --
  Executive Officer              1995       262,861      160,000         4,620            15,000            --

James A. Ovenden                 1997       242,770      150,000        14,750                --            --
  Executive Vice President       1996       225,000       75,000        10,740            15,000            --
  and Chief Financial Officer    1995       184,981       40,000         3,764                --            --

Joshua T. Hamilton               1997       208,987       75,000        13,230                --            --
  President, Greige Fabrics      1996       200,000           --        11,600                --            --
                                 1995       191,113       20,000         3,864                --            --

James F. Robbins                 1997       220,000       80,000        13,200            10,000            --
  President, Elastic Fabrics     1996       200,000       20,000        11,400                --            --
                                 1995       185,000       60,000         3,697                --            --

---------------------------

(1) The Company does not maintain a "long-term incentive plan," as that term is defined by applicable rules of the Securities and Exchange Commission (the "Commission"), and has not made any awards of restricted stock or stock appreciation rights.

(2) Bonus amounts for Messrs. Gorga, Ovenden, Hamilton and Robbins represent amounts paid under the Company's Incentive Compensation Program, which provides for discretionary awards and for cash bonuses in years in which returns and earnings before interest, taxes and depreciation exceed predetermined levels. Bonuses for Messrs. Gorga and Ovenden are based on the performance of the Company and bonuses for Mr. Hamilton and Mr. Robbins are based on the performance of the Greige Fabrics Division and the Company's Elastic Fabrics Division, respectively. See "--Employment and Severance Agreements."

(3) Represents the Company's contribution on behalf of the Named Executive Officer to the Company's 401(k) Plan for Associates of CMI Industries, Inc. and the Company's 401(n) Deferred Compensation Plan.

         Grants of Stock Options and Stock Appreciation Rights. The following table sets forth information with respect to options to purchase Common Stock granted to the Named Executive Officers in the 1997 fiscal year.



                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                      -------------------------------------

                                  Individual Grants                                         Potential Realizable
                                  -----------------                                        Value of Assumed Annual
                             Number of   Percent of Total                                   Rates of Stock Price
                        Securities Under Options Granted                                   Appreciation for Option
                         -lying Options  to Employees in   Exercise or Base  Expiration              Term
         Name           Granted (#)(2)   Fiscal Year (3)   Price ($/Share)     Date           5%($)         10%($)
         ----           ---------------  ---------------   ----------------  -----------   -----------    ----------
Joseph L. Gorga                  --               --                 --             --           --             --
James A. Ovenden                 --               --                 --             --           --             --
Joshua T. Hamilton               --               --                 --             --           --             --
James F. Robbins             10,000               50%            $27.50      1/31/2007     $172,946       $438,279

-------------------------

(1) The Company does not maintain a plan that authorizes the issuance of stock appreciation rights.
(2) The options granted are non-qualified options, were granted at estimated fair market value on the date of grant, have a term of 10 years and are exercisable pro-rata over the first three years.
(3) Based on options for 20,000 shares of Common Stock granted to all employees during 1997.

         Stock Option Exercises. The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers as of January 3, 1998. None of the Named Executive Officers exercised any options during the Company's 1997 fiscal year.

                                         Aggregated Fiscal Year End Option Values
                                         ----------------------------------------
                                                    Number of Unexercised                 Value of Unexercised
                                                 Options at Fiscal Year End              In-the-Money Options at
                                                          (#)                         Fiscal Year End ($)(1)
                 Name                             Exercisable/Unexercisable            Exercisable/Unexercisable
         --------------------            ----------------------------------------    ----------------------------
         Joseph L. Gorga                                     75,000/0                              $0/$0
         James A. Ovenden                                    45,000/0                              $0/$0
         Joshua T. Hamilton                                        --                                 --
         James F. Robbins                                 3,333/6,667                              $0/$0

--------------------

(1) Calculated based on the difference between the estimated value of the Common Stock underlying the options at January 3, 1998 and the exercise price. Because the Common Stock is privately held and not listed on any securities exchange, the fair market value of the Common Stock is not readily ascertainable. Management's estimate of the value of the Common Stock underlying the options includes a discount to reflect the lack of a public market for the Common Stock and the restrictions applicable to the Common Stock held by Management Investors pursuant to the terms of the Management Subscription Agreements and the Restated Stockholders Agreement. See "--Management Subscription Agreements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

         The 401(n) Plan. Effective January 1, 1995, the Company established The 401(n) Deferred Compensation Plan for CMI Industries, Inc., which covers a select group of highly compensated associates. The 401(n) Plan is a non-qualified plan established to provide retirement benefits for CMI's executives whose retirement benefits were limited due to the freezing of the accrued benefits under the Company's defined benefit retirement plans, and the restrictions on benefits in the 401(k) Plan. The Board in its discretion may authorize a supplemental match for select executives. Messrs. Gorga, Ovenden, Hamilton and Robbins participate in the 401(n) Deferred Compensation Plan.

         Defined Benefit Retirement Plans. Effective December 31, 1994, the Company merged its two defined benefit plans, the Chatham Manufacturing, Inc. Pension Plan and the Clinton Retirement Income Program and curtailed future benefits.

         Clinton Retirement Income Program. In 1991, the Company's former Clinton Mills subsidiary combined its Pension Plan for salaried employees, its Retirement Plan for hourly employees and its frozen Profit Sharing Plan to form the Clinton Retirement Income Program ("CRIP"). The CRIP is a noncontributory plan providing retirement benefits to all salaried and hourly employees who meet certain age and service requirements. Retirement benefits to salaried employees generally equal the greater of (i) 1 1/2% of the average total cash compensation for the five highest consecutive years before retirement, multiplied by the number of years of service as a salaried employee and reduced by 50% of the employee's primary Social Security benefit payable at normal retirement date and
(ii) 1% of the aggregate of the participant's total cash compensation for all years of service as a salaried employee after December 31, 1980. Benefits can be paid under the CRIP through one of several annuity options selected by the participant, including joint and survivor annuity options.

         The following table sets forth estimated annual benefits payable upon retirement in the Company's last fiscal year to CRIP participants at normal retirement age in the compensation and service classifications specified.

                               PENSION PLAN TABLE
                                YEARS OF SERVICE

  REMUNERATION                                15              20             25               30             35
  ------------                                --              --             --               --             --
   $125,000                                $ 20,541       $ 29,916        $ 39,291        $ 48,666        $ 58,041
    150,000                                  26,166         37,416          48,666          59,916          71,166
    175,000                                  31,791         44,916          58,041          71,166          84,291
    200,000                                  37,416         52,416          67,416          82,416          97,416
    225,000                                  43,041         59,916          76,791          93,666         110,541
    250,000                                  48,666         67,416          86,166         104,916         118,800
    300,000                                  59,916         82,416         104,916         118,800         118,800
    400,000                                  82,416        112,416         118,800         118,800         118,800
    450,000                                  93,666        120,000         120,000         120,000         120,000
    500,000                                 104,916        120,000         120,000         120,000         120,000
    550,000                                 116,166        120,000         120,000         120,000         120,000
    600,000                                 120,000        120,000         120,000         120,000         120,000
    650,000                                 120,000        120,000         120,000         120,000         120,000
    700,000                                 120,000        120,000         120,000         120,000         120,000
    750,000                                 120,000        120,000         120,000         120,000         120,000

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

                               PENSION PLAN TABLE
                                YEARS OF SERVICE


   REMUNERATION                               15             20              25             30              35
   ------------                               --             --              --             --              --
    $125,000                               $ 26,935       $ 35,914        $ 44,892        $ 53,871        $ 62,849
     150,000                                 32,560         43,414          54,267          65,121          75,974
     175,000                                 38,185         50,914          63,642          76,371          89,099
     200,000                                 43,810         58,414          73,017          87,621         102,224
     225,000                                 49,435         65,914          82,392          98,871         115,349
     235,840                                 51,875         69,166          86,458         103,749         118,800


         The above table limits remuneration to $235,840 since the Chatham Pension Plan has no participants with grandfathered compensation in excess of the 1993 maximum recognizable compensation limit for tax qualified plans. None of the Named Executive Officers participate in the Chatham Pension Plan.

         Compensation Committee Interlocks and Insider Participation. During the 1997 fiscal year, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Rupinder S. Sidhu, Stephen H. McLean, Michael H. deHavenon and Joseph L. Gorga. Mr. Gorga is the President and Chief Executive Officer of the Company. Messrs. Sidhu, McLean and deHavenon are not, and have not been at any time, either officers or employees of the Company. Messrs. Sidhu and McLean are affiliated with ML Capital Partners or ML & Co. ML Capital Partners, through various affiliates, beneficially owns 58.7% of the outstanding shares of Common Stock.

COMPENSATION OF DIRECTORS

          The Company pays $2,000 per quarter and $1,000 per meeting to its outside directors (Messrs. deHavenon and Raleigh) for serving as a Director.

EMPLOYMENT AND SEVERANCE AGREEMENTS

          Mr. Gorga. Effective January 1, 1996, the Company and Mr. Gorga entered into an amended and restated employment agreement providing for the employment of Mr. Gorga as the President and Chief Executive Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby the term of the agreement was extended for another two year period. Under the amendment, Mr. Gorga is entitled to an annual salary of $395,000, subject to increase by the Board's Compensation Committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Gorga would be the greater of 75% of his base salary or the amount specified in the plan.

          In the event Mr. Gorga is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Gorga is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Gorga will be entitled to two years' base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Gorga under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Gorga otherwise would be entitled for the entire year, regardless of the actual performance of the Company. In the event of a change of control, Mr. Gorga may also be entitled to receive special compensation (as defined) based upon the transaction value realized by the Company. Under certain circumstances with respect to change of control, the severance and special compensation amounts payable, including funding for the continued benefits, would be payable contemporaneously with the occurrence of the change of control. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Gorga's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Gorga relating to noncompetition with the Company.

          Mr. Ovenden. Effective January 1, 1996, the Company and Mr. Ovenden entered into an amended and restated employment agreement providing for the employment of Mr. Ovenden as the Executive Vice President and Chief Financial Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby the term of the agreement was extended for another two year period. Under the amendment, Mr. Ovenden is entitled to an annual salary of $250,000, subject to increase by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Ovenden would be the greater of 50% of his base salary or the amount specified in the plan.

          In the event Mr. Ovenden is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Ovenden is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Ovenden will be entitled to two years' base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Ovenden under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Ovenden otherwise would be entitled for the entire year, regardless of the actual performance of the Company. In the event of a change of control, Mr. Ovenden may also be entitled to receive special compensation (as defined) based upon the transaction value realized by the Company. Under certain circumstances with respect to change of control, the severance and special compensation amounts payable, including funding for the continued benefits, would be payable contemporaneously with the occurrence of the change of control. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Ovenden's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Ovenden relating to noncompetition with the Company.

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

          Pursuant to the Consulting Agreement, Mr. Williams received severance payments at the annual rate of $275,000 until August 1997. Following the expiration of the severance payment period, Mr. Williams will provide consulting services to the Board of Directors and to the Chief Executive Officer of the Company for a period of up to three years and shall receive an annual consulting fee of $175,000. During the term of the severance payment period and the consulting period, Mr. Williams has agreed that he will not compete or interfere with any business conducted by the Company or its affiliates. Mr. Williams and his dependents are also entitled to continued participation in the Company's group medical insurance plan and the Company will pay the required premiums until Mr. Williams attains age 62.


MANAGEMENT SUBSCRIPTION AGREEMENTS

          Pursuant to a management subscription agreement (the "Management Subscription Agreement"), certain of the Company's officers and employees, including Mr. Hamilton, acquired shares of Common Stock in December 1986. Mr. Ovenden, who acquired shares of Common Stock in 1987, is subject to a subscription agreement substantially identical to the Management Subscription Agreement, and is a Management Investor. The Management Subscription Agreement and Mr. Ovenden's separate subscription agreement grant the Company an option to purchase and each of the Management Investors an option under certain circumstances to sell at fair market value the shares of Common Stock owned by such Management Investor in the event of his death, incapacity or termination of employment.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of January 3, 1998 of all stockholders known by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock, of each director of the Company, each Named Executive Officer named in the Summary Compensation Table, and of all directors and executive officers as a group.


                                                                                     SHARES BENEFICIALLY OWNED
                                                                                    --------------------------
                                                                                     NUMBER            PERCENT
                                                                                    OF SHARES         OF TOTAL

Merrill Lynch Capital Partners, Inc.(1)(2).......................................     994,387           58.7%
  767 Fifth Avenue
  48th Floor
  New York, NY 10153
G. Thaddeus Williams(3)..........................................................     142,000            8.2%
  333 Spring Lake Road
  Columbia, SC 29206
Steve F.  Warren(4)..............................................................     120,000            7.1%
  2 Baywater Lane
  Greensboro, NC  27408
Joseph L.  Gorga(5)..............................................................      80,000            4.5%
W. James Raleigh(6)..............................................................      60,000            3.5%
James A.  Ovenden(7).............................................................      55,000            3.2%
Joshua T.  Hamilton(8)...........................................................      16,000              *
James F. Robbins (9).............................................................       6,667              *
Michael H. deHavenon.............................................................       4,081              *
Rupinder S.  Sidhu...............................................................          --             --
Stephen M.  McLean...............................................................          --             --
M. S.  Bailey and Son Bankers, as Trustee........................................     126,698            7.5%
  211 North Broad Street
  Clinton, SC 29325

All directors and executive officers as a group
  (8  persons)(5)(6)(7)(8)(9)....................................................     221,748           12.2%

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

(5) Amounts for Mr. Gorga include 75,000 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

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

(9) Amounts for Mr. Robbins represent shares issuable upon exercise of presently exercisable options to acquire common stock.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Purchase of Common Stock. Pursuant to the terms of the Consulting Agreement with Mr. Williams and the Management Subscription Agreement, the Company in August 1995, purchased 83,000 shares of Common Stock owned by certain trusts for the benefit of Mr. Williams' descendants (the "Trusts") at a price of $40 per share or a total of $3.3 million. In addition, the Consulting Agreement provides that the Trusts will have the right under certain circumstances to receive an additional amount with respect to such shares if, on or before January 1, 1999 (i) the Company undertakes an initial public offering of Common Stock, (ii) the Company enters into a fundamental transaction such as a merger, recapitalization or similar transaction, or (iii) the ML Capital Partners affiliated stockholders agree to sell their shares of Common Stock to the Company or a party not affiliated with ML Capital Partners and in connection with any such transaction the shares of Common Stock are valued at a price higher than $40 per share. If such a transaction is consummated, the Trusts will be entitled to receive from the Company a payment equal to the difference between the per share value of Common Stock in such transaction and $40 multiplied by 83,000 shares.

          In October 1997, Mr. Gorga, a director and the President and Chief Executive Officer of the Company, purchased 5,000 shares of Common Stock for a purchase price of $27.50. Mr. Gorga delivered a non-recourse promissory note to the Company in payment of 90% of the purchase price for these shares of Common Stock and paid the balance in cash. Mr. Gorga's note bears interest at a per annum rate of 6.55% and is payable in ten years. Mr. Gorga pledged the purchased shares as security for payment of his promissory note.

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
                           (1)

           4.3--           Form of ISDA Master Agreement dated as of January 14, 1994 between the First National Bank of Boston and
                           CMI Industries, Inc., including memorandum of Swap Transaction dated January 14, 1994 (3)

           4.4  --         Interest Rate Collar Transaction letter agreement dated February 5, 1996 between the First
                           National Bank of Boston and CMI Industries, Inc. (7)

           4.5  --         Credit Agreement dated as of March 19, 1996 among CMI Industries, Inc., The First National Bank of Boston, individually and as Agents, NationsBank of North Carolina, N.A., and the Wachovia
                           Bank of South Carolina, N.A. (7)

           4.6  --         Waiver Letter dated October 11, 1996, among CMI Industries, Inc., and The First National Bank of Boston, As Agent, NationsBank of North Carolina, and Wachovia Bank of South Carolina, as
                           Lenders. (8)

           4.7  --         Amendment No. 1 and Consent and Waiver dated as of February 28, 1997 to Loan and Security
                           Agreement dated as of March 19, 1996 among CMI  Industries, Inc., The First National Bank of
                           Boston, as Agent and Lender, NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A.,
                           as Lenders (9)

          10.1  --         Management Subscription Agreement dated as of December 23, 1986 among CMI Industries, Inc. and the persons listed on Schedule I thereto (1)

          10.2  --         Subscription Agreement dated as of June 1, 1987 between CMI Industries, Inc. and James A.
                           Ovenden (1)

          10.3 --          Subscription  Agreement dated as of November 9, 1988 between CMI Industries, Inc. and Michael
                           H. deHavenon (1)

          10.4  --         Amendment No. 1 to Management Subscription Agreement dated as of April 14, 1989 among CMI
                           Industries, Inc. and the persons listed on Schedule 1 thereto (1)

          10.5  --         Amendment No. 1 to Subscription Agreement dated as of April 14, 1989 between CMI Industries,
                           Inc. and James A. Ovenden (1)

          10.6  --         Description of CMI Industries, Inc. Incentive Compensation Program (1)*

          10.7  --         CMI Holdings, Inc. 1989 (now known as CMI Industries, Inc.) Non-Qualified Stock Option Plan (1)*

          10.8  --         CMI Industries, Inc. 1992 Non-Qualified Stock Option Plan dated February 14, 1992 (1)*

          10.9  --         Option Agreement dated January 14, 1991 between CMI Industries, Inc. and Joseph L. Gorga.(1)*

          10.10 --         Amended and Restated Stockholders Agreement dated February 14, 1992 among CMI Industries, Inc.
                           and its Stockholders.(1)

          10.11 --         Amended and Restated Employment Agreement dated as of January  1, 1991 between Clinton Mills,
                           Inc. and G. Thaddeus Williams as amended effective as of July  1, 1993 by Amendment  No. 1 to
                           Amended and Restated Employment Agreement dated August 24, 1993 between Clinton Mills,  Inc.
                           and G. Thaddeus Williams.(1)*

          10.12 --         Amendment No. 1 to Amended and Restated Stockholders Agreement dated March 31, 1994 (4)

          10.13 --         CMI Industries, Inc. 1994 Non-Qualified Stock Option Plan (4)



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

          10.24--          Option Agreement between CMI Industries, Inc. and James F. Robbins dated January 31, 1997, pursuant to the CMI Industries, Inc. 1992 Stock Option Plan (9)*

          10.25--          Amendment No. 1 to Amended and Restated Employment Agreement between CMI Industries, Inc., and
                           Joseph L. Gorga dated September 30, 1997 (10)*


          10.26--          Amendment No. 1 to Amended and Restated Employment Agreement between CMI Industries, Inc., and
                           James A. Ovenden dated September 30, 1997 (10)*

          10.27--          Agreement Regarding Restriction of Shares of CMI Industries, Inc. Common Stock between CMI
                           Industries, Inc. and Joseph L. Gorga dated October 21, 1997 (10)*

          12   --          Computation of Ratio of Earnings to Fixed Charges (filed with this Report)

          21   --          Subsidiaries of CMI Industries, Inc. (filed with this Report)

          23.1 --          Consent on Financial Statement Schedules of Arthur Andersen & Co. (filed with this Report)

          27.1 --          Financial Data Schedule (for SEC use only) (filed with this Report)

----------------------

          (1) Filed as an exhibit to the Registration Statement on Form -1 (Commission File No. 33-67854) filed by CMI Industries, Inc. with respect to its $125,000,000 principal amount 9-1/2% Senior Subordinated Notes due 2003 and declared effective October 22, 1993.

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

          (9)     Filed as an exhibit to the Company's Annual Report on Form 10-K on March 27, 1997 and incorporated herein by this reference.

          (10)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on November 18, 1997 and
                  incorporated herein by this reference.

          * Identifies a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the Company's 1997 fiscal year.

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

                                            CMI INDUSTRIES, INC.

Date:  March 23, 1998                       /s/ JOSEPH L. GORGA
                                            ---------------------------
                                            Joseph L. Gorga, President
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/s/ JOSEPH L. GORGA                   President, Chief Executive                March 23, 1998
-----------------------------------   Officer, and Director
Joseph L. Gorga


/s/ JAMES A OVENDEN                   Principal Financial and                   March 23, 1998
-----------------------------------   Accounting Officer, and Director
James A. Ovenden


/s/ W. JAMES RALEIGH                  Director                                  March 23, 1998
-----------------------------------
W. James Raleigh


/s/ RUPINDER S. SIDHU                 Director                                  March 23, 1998
-----------------------------------
Rupinder S. Sidhu


/s/ STEPHEN M. MCLEAN                 Director                                  March 23, 1998
-----------------------------------
Stephen M. McLean


/s/ MICHAEL H. DEHAVENON              Director                                  March 23, 1998
----------------------------------
Michael H. deHavenon

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CMI INDUSTRIES, INC. AND SUBSIDIARIES

          Financial Statements:

Report of Independent Public Accountants.....................................................................48

Consolidated Balance Sheets as of December 28, 1996 and January 3, 1998......................................49

Consolidated Statements of Operations for the years ended December 30, 1995,
          December 28, 1996, and January 3, 1998.............................................................50

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 30, 1995, December 28, 1996 and January 3, 1998.....................................51

Consolidated Statements of Cash Flows for the years ended December 30, 1995,
          December 28, 1996 and January 3, 1998..............................................................52

Notes to the Consolidated Financial Statements ..............................................................53


          Schedules:

Schedule V - Property, Plant and Equipment for the years ended December 30, 1995,
          December 28, 1996 and January 3, 1998..............................................................65

Schedule  VI - Accumulated Depreciation and Amortization of Property, Plant and
          Equipment for the years ended December 30, 1995, December 28, 1996 and January 3, 1998................................................................................66

Schedule VIII - Valuation and Qualifying Accounts for the years ended
          December 30, 1995, December 28, 1996 and January 3, 1998...........................................67

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
CMI Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CMI Industries, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMI Industries, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.


                                                     /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 13, 1998.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 28, 1996 AND JANUARY 3, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  1996             1997
                                                                               ---------         --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $  2,244         $   1,729
    Receivables, net                                                              47,509            47,762
    Inventories, net                                                              58,143            53,927
    Deferred income taxes                                                          3,139                --
    Other current assets                                                           1,588               931
                                                                                --------         ---------
         Total current assets                                                    112,623           104,349

Property, plant and equipment, net                                               112,545           103,592
Intangible and other assets, net                                                   8,366             8,599
                                                                                --------         ---------

                                                                                $233,534         $ 216,540
                                                                                ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Book overdraft                                                              $ 11,500         $   6,023
    Current portion of long-term debt                                              4,000             2,204
    Accounts payable                                                              15,528            15,685
    Accrued expenses, including restructuring charges                             13,089            14,488
    Income taxes payable                                                              --               141
                                                                                --------         ---------
         Total current liabilities                                                44,117            38,541

Long-term debt                                                                   143,749           124,528
Deferred income taxes                                                                 --             1,245
Other liabilities                                                                 13,823            13,182
                                                                                --------         ---------
                                                                                 157,572           138,955

Commitments and contingencies

Stockholders' Equity:
    Common stock of $1 par value per share; 2,100,000 shares authorized,
       1,690,318 shares issued and outstanding in
       1996; 1,695,318 shares issued and outstanding in 1997                       1,690             1,695
    Paid-in capital                                                               11,350            11,358
    Retained earnings                                                             18,805            25,991
                                                                                --------          --------
         Total stockholders' equity                                               31,845            39,044
                                                                                --------          --------

                                                                                $233,534          $216,540
                                                                                ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996
                               AND JANUARY 3, 1998
                                 (IN THOUSANDS)



                                                                       1995              1996             1997
                                                                       ----              ----             ----
Net sales                                                           $ 408,636         $ 374,044        $ 422,722
Cost of sales                                                         367,925           345,888          366,471
                                                                    ---------         ---------        ---------
Gross profit                                                           40,711            28,156           56,251
Selling, general and administrative expenses                           32,704            31,097           32,914
Executive severance charges                                             4,782                --               --
Provision for restructuring and other nonrecurring
   asset write-offs                                                    12,900                --               --
                                                                    ---------         ---------        ---------
         Operating income (loss)                                       (9,675)           (2,941)          23,337
                                                                    ---------         ---------        ---------

Other income (expenses):
    Interest expense                                                  (17,174)          (15,425)         (14,499)
    Other, net                                                          1,406             1,588            3,148
                                                                    ---------         ---------        ---------
         Total other expenses, net                                    (15,768)          (13,837)         (11,351)

     Income (loss) before income taxes                                (25,443)          (16,778)          11,986

Income tax provision (benefit)                                         (9,500)           (6,115)           4,800
                                                                    ---------         ---------        ---------


     Net income (loss)                                              $ (15,943)        $ (10,663)       $   7,186
                                                                    =========         =========        =========











           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
                                 (IN THOUSANDS)



                                                                                                         TOTAL
                                               COMMON STOCK         PAID-IN          RETAINED         STOCKHOLDERS'
                                            SHARES      AMOUNT      CAPITAL          EARNINGS            EQUITY
                                            ------      ------      -------          --------         -------------
Balance as of December 31, 1994              1,773    $    1,773   $    14,587       $  45,411         $ 61,771
  Retirement of common stock                   (83)          (83)       (3,237)             --           (3,320)
  Net loss                                      --            --            --         (15,943)         (15,943)
                                         ---------    ----------   -----------       ---------         --------

Balance as of December 30, 1995              1,690    $    1,690   $    11,350       $  29,468         $ 42,508
  Net loss                                      --            --            --         (10,663)         (10,663)
                                         ---------    ----------   -----------       ---------         --------

Balance as of December 28, 1996              1,690    $    1,690   $    11,350       $  18,805         $ 31,845
  Sale of common stock                           5             5             8              --               13
  Net income                                    --            --            --           7,186            7,186
                                         ---------    ----------   -----------       ---------         --------

Balance as of January 3, 1998                1,695    $   $1,695   $    11,358       $  25,991         $ 39,044
                                         =========    ==========   ===========       =========         ========


















           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 30, 1995,
                      DECEMBER 28, 1996 AND JANUARY 3, 1998
                                 (IN THOUSANDS)

                                                                              1995          1996             1997
                                                                           ---------      --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $ (15,943)    $ (10,663)       $  7,186
Adjustments to reconcile net income (loss) to net cash
provided  by operating activities:
    Depreciation and amortization                                             23,241        23,226          17,868
    (Gain) loss on disposal of equipment                                         195          (109)           (678)
    Nonrecurring asset write-offs                                              7,852            --              --
    Changes in assets and liabilities:
      Receivables                                                              8,855         3,175            (253)
      Inventories                                                             11,516         8,908           4,216
      Other current assets                                                        40         3,731             657
      Intangible and other assets                                                 40          (817)           (758)
      Book overdraft                                                           2,956        (1,726)         (5,477)
      Accounts payable                                                        (4,877)        2,057             157
      Accrued expenses, including restructuring charges                        2,070        (2,100)          1,399
      Income taxes payable                                                        --            --             141
      Deferred income taxes                                                   (9,736)       (6,491)          4,384
      Other liabilities                                                        4,579          (441)           (641)
                                                                           ---------     ---------        --------
               Net cash provided by operating activities                      30,788        18,750          28,201
                                                                           ---------     ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of United Elastic acquisition, net of Chesterfield disposal
         and cash acquired                                                   (20,062)           --              --
Purchases of property, plant and equipment, net                               (8,850)       (9,288)         (7,614)
                                                                           ---------     ---------        --------
               Net cash used in investing activities                         (28,912)       (9,288)         (7,614)
                                                                           ---------     ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facilities                                 (1,474)       (7,445)        (21,115)
Sale of common stock to management                                                --            --              13
Purchase of common stock from management                                      (3,320)           --              --
                                                                           ---------     ---------        --------
               Net cash used in financing activities                          (4,794)       (7,445)        (21,102)
                                                                           ---------     ---------        --------

Net increase (decrease) in cash and cash equivalents                          (2,918)        2,017            (515)
Cash and cash equivalents, beginning of period                                 3,145           227           2,244
                                                                           ---------     ---------        --------
Cash and cash equivalents, end of period                                   $     227     $   2,244        $  1,729
                                                                           =========     =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period  for:
       Interest                                                            $  16,466      $ 15,211        $ 14,035
                                                                           =========     =========        ========
       Income taxes                                                        $     932      $     --        $     --
                                                                           =========     =========        ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF COMPANY

CMI Industries, Inc. ("CMI," a Delaware corporation and subsequently referred to as the "Company") is a diversified manufacturer of textile products serving a variety of markets. On October 28, 1993, the Company merged its two primary operating subsidiaries, Clinton Mills, Inc. and Chatham Manufacturing, Inc. ("Chatham"), with and into the Company upon the closing of the Offering (see note 3). The Company currently operates through three divisions: the Greige Fabrics Division, the Elastic Fabrics Division and the Chatham Division.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses a 52-53 week fiscal year. There were 53 weeks in the Company's accompanying statements of operations for the year ended January 3, 1998, and 52 weeks for the years ended December 28, 1996 and December 30, 1995. All significant intercompany balances and transactions have been eliminated.

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

                   Buildings                          20 years
                   Land improvements                  20 years
                   Machinery and equipment          3-10 years

LONG-LIVED ASSETS

During fiscal year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adoption did not have a material impact on the Company's results of operation.

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

The Company performs ongoing credit evaluations of its customers' financial condition and carries credit insurance on a majority of its outstanding trade receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, including the amount of credit insurance on specific accounts.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires deferred income taxes to be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

PRIOR-YEAR RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


3.  LONG-TERM DEBT

In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Offering was completed through an underwriter which is affiliated with the Company's principal shareholders. The Notes are general unsecured obligations of the Company and are due October 1, 2003. The Notes' interest is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,440 at January 3, 1998, is presented net of $560 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Company's Notes was $125,000 at January 3, 1998. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The Company had credit agreements at January 3, 1998 which provided a secured revolving credit facility of $65,000, including a letter of credit facility of up to $5,000, and a Wachovia Bank of South Carolina credit facility, which provided an unsecured, uncommitted line of credit of $4,000. The borrowings under the secured revolving credit facility are secured by all inventories, all receivables, and certain intangibles. The secured revolving credit facility matures on January 15, 2000.

Long-term debt at December 28, 1996 and January 3, 1998 consisted of:

                                                                                     1996         1997
                                                                                  ------------------------
Borrowings under credit agreements:
       Secured revolving credit facility                                          $ 19,408       $      88
       Unsecured Wachovia Bank credit facility                                       4,000           2,204
Senior subordinated notes, net                                                     124,341         124,440
                                                                                  --------       ---------
                                                                                   147,749         126,732

Less current portion                                                                (4,000)         (2,204)
                                                                                  --------       ---------

         Long-term debt                                                           $143,749       $ 124,528
                                                                                  ========       ==========


The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of January 3, 1998, the Company could have borrowed an additional $49,229 under the facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At January 3, 1998, the average interest rate on the secured revolving credit facility was 8.5%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.9% at January 3, 1998.

The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of January 3, 1998, the Company was authorized to pay up to $3,000 in cash dividends or capital stock repurchases. At January 3, 1998, the Company was in compliance with all covenants under all credit agreements.

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75, respectively. The letters of credit expire on February 10, 1998, June 30, 1998, January 11, 1998 and April 10, 1998,
respectively. At January 3, 1998, the Company owed no amount under these letters of credit.

4.   INCOME TAXES

Components of income tax expense (benefit) for the years ended December 30, 1995, December 28, 1996 and January 3, 1998, consisted of the following:

                                                               FEDERAL          STATE          TOTAL
                                                               -------          -----          -----
      1995:
         Current                                                $    --        $     --       $    --
         Deferred                                                (8,650)           (850)        (9,500)
                                                                -------        --------       --------
                                                                $(8,650)       $   (850)      $ (9,500)
                                                                =======        ========       ========
      1996:
         Current                                                $    --        $     --       $     --
         Deferred                                                (5,705)           (410)        (6,115)
                                                                -------        --------       --------
                                                                $(5,705)       $   (410)      $ (6,115)
                                                                =======        ========       ========
      1997:
         Current                                                $   141        $     --       $    141
         Deferred                                                 3,934             725          4,659
                                                                -------        --------       --------
                                                                $ 4,075        $    725       $  4,800
                                                                =======        ========       ========

Alternative minimum taxes that have been paid as of January 3, 1998 and are available indefinitely as carryforward credits for future federal income taxes aggregated approximately $5,403. Such carryforward credits have been considered in the determination of the net deferred income tax liability at January 3, 1998.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1995, 1996 and 1997 to income (loss) before income taxes as a result of the following:


                                                                            1995          1996       1997
                                                                          -----------------------------------
Computed "expected" tax expense (benefit)                                 $(8,650)      $(5,705)     $4,075
Increase in income taxes resulting from:
      State income taxes, net of federal income tax benefit                  (840)         (554)        396
      Other, net                                                              (10)          144         329
                                                                          -------       -------      ------
Total income tax expense (benefit)                                        $(9,500)      $(6,115)     $4,800
                                                                          =======       =======      ======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability (asset) at December 28, 1996, and January 3, 1998 relate to the following:

                                                                                       1996             1997
                                                                                     --------          -------
Plant & equipment, principally due to difference in depreciation
      methods                                                                        $ 16,646          $16,709
Benefit of net operating loss for tax purposes                                        (10,531)          (6,307)
Alternative minimum tax credits                                                        (5,270)          (5,403)
Accrued expenses not currently deductible and other, net                               (3,984)          (3,754)
                                                                                     --------          -------
Net deferred income tax liability (asset)                                            $ (3,139)         $ 1,245
                                                                                     ========          =======

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

The following table sets forth the funded status of the plans and amounts recognized in the accompanying consolidated balance sheets at December 30, 1995, December 28, 1996, and January 3, 1998:


                                                             1995         1996           1997
                                                           -----------------------------------
Actuarial present value of benefit obligations:
      Vested benefit obligation                            $ 36,659     $ 31,217       $ 34,308
      Non-vested benefit obligation                             618        1,827          1,515
                                                           --------     --------       --------
Total accumulated benefit obligation                       $ 37,277     $ 33,044       $ 35,823
                                                           ========     ========       ========

Projected benefit obligation                               $(37,277)    $(33,044)      $(35,823)
Plan assets at fair value                                    37,305       38,155         40,325
                                                           --------     --------       --------
Plan assets more than projected benefit obligation               28        5,111          4,502
Unrecognized net (gain) loss from past experience
      different from that assumed and unrecognized
      effects of changes in assumptions                       1,847       (3,807)        (2,352)
Additional cost due to early retirement window               (1,202)          --             --
                                                           --------     --------       --------
Prepaid pension cost                                       $    673     $  1,304       $  2,150
                                                           ========     ========       ========

Net pension expense (income) consists of the following components:

                                                                                1995           1996        1997
                                                                           --------------------------------------
Service cost - benefits earned during the period                              $    --        $    --      $    --
Interest cost on projected benefit obligation                                   2,828          2,650        2,394
Actual return on plan assets                                                   (3,788)        (6,318)      (8,166)
Additional expense due to early retirement window                               1,202             --           --
Net amortization                                                                  645          3,037        4,926
                                                                              -------        -------      -------
Net pension expense (income)                                                  $   887        $  (631)     $  (846)
                                                                              =======        =======      =======


The assumptions used in determining the actuarial present value of benefit obligations and the net periodic pension costs are as follows:

                                                                                  1995        1996          1997
                                                                                 -----       -------      -------
   Expected long-term return on assets - both plans                               9.0%           9.0%         9.0%
   Weighted average discount rate                                                 7.5%          7.75%        7.25%

The plans' assets include marketable equity securities, guaranteed interest contracts, and corporate and government debt securities.

The Company had a contributory Profit Sharing and Retirement Savings Plan for the employees of Chatham. The Plan provided for contributions to the Plan by the Company as designated by the Board of Directors and voluntary contributions by the employees from 1% to 10% of their compensation. Effective January 1, 1995, this plan was amended and restated, converting it into The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's associates. Under the 401(k) Plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating associates. Additionally, the Company can make additional contributions at the discretion of the Board of Directors. The Company's matching contributions totaled $1,314 for 1995, $1,105 for 1996, and $1,156 for 1997.

The Company is substantially self-insured for employee health and workers' compensation benefits. Provision for claims under these self-insured programs is recorded based upon actuarially determined estimates of the aggregate liability for claims incurred. The Company has accrued $3,800 and $3,320 for payments under these plans at December 28, 1996 and January 3, 1998, respectively.

In connection with the acquisition of Chatham, the Company assumed obligations under a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified plan that provides certain current and former Chatham officers defined pension benefits in excess of limits imposed by federal tax law. At December 28, 1996, and January 3, 1998, the accrued SERP liability was $3,359 and $3,360, respectively, which equals the projected benefit obligation and is included in other liabilities in the accompanying balance sheets. The expense was $287, $291 and $246 for the periods ended December 30, 1995, December 28, 1996, and January 3, 1998, respectively. An irrevocable trust has been established to hold certain assets of the Company (life insurance contracts with a net cash value of $1,695 at January 3, 1998) as a reserve for the discharge of liabilities under the plan.

The 1989 CMI Industries, Inc. Non-Qualified Stock Option Plan provided for the grant of up to 35,000 shares of common stock for $25 per share. All of the options granted under this plan are fully vested. In 1992, Chatham's Board of Directors adopted the Chatham Manufacturing, Inc. 1992 Non-Qualified Stock Option Plan which provided for the grant of up to 140,000 shares of Chatham common stock. Options for 9,000 shares vest upon the attainment of levels of earnings as defined in the agreement or at the end of 10 years, whichever occurs first, while 60,000 shares vested immediately, 26,000 shares were vested in 1993, and 8,000 shares were vested in 1994. Options to purchase Chatham common stock were converted to options to purchase the Company's stock. In 1996, the Company granted the remaining 37,000 shares from the 1992 Plan and vested the recipients' interest in these shares immediately. In 1994, the Company adopted the 1994 CMI Industries, Inc. Stock Option Plan which provided for the grant of up to 50,000 shares of the Company's stock. Options for 2,000 shares were granted and vested immediately in 1994 pursuant to the 1994 Plan. In 1995, options for 30,000 shares were granted pursuant to the 1994 Plan, with vesting upon the attainment of certain earnings levels as defined in the agreement or at the end of ten years, whichever comes first. In 1996, the Company granted the remaining 18,000 shares from the 1994 Plan and vested the recipients' interest in these shares immediately. As of January 3, 1998, options to acquire 225,000 shares of the Company's common stock were outstanding. Exercise prices of the options range from $25 to $45 per share. Management has determined that no compensation expense should be recorded based on these options. Since the inception of these plans, no options have been exercised. The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, there would not have been a material impact on the Company's net income.

6. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS

Receivables, inventories, property, plant and equipment, and intangible and other assets at December 28, 1996 and January 3, 1998 consisted of the following:

                                                                                 1996            1997
                                                                               ---------      ---------
Receivables:
      Trade                                                                    $  49,074      $  48,240
      Other                                                                          435            722
                                                                               ---------      ---------
                                                                                  49,509         48,962
Less allowance for doubtful accounts                                              (2,000)        (1,200)
                                                                               ---------      ---------
                                                                               $  47,509      $  47,762
                                                                               =========      =========
Inventories:
      Raw materials                                                            $  10,484      $  11,474
      Work-in-progress                                                            21,234         19,312
      Finished goods                                                              21,576         18,729
      Supplies                                                                     4,849          4,412
                                                                               ---------      ---------
                                                                               $  58,143      $  53,927
                                                                               =========      =========
Property, plant and equipment:
      Land and land improvements                                               $   3,521      $   3,332
      Buildings and leasehold improvements                                        38,039         38,725
      Machinery and equipment                                                    199,811        202,199
      Construction in progress                                                     1,277          3,500
                                                                               ---------      ---------
                                                                                 242,648        247,756
      Less accumulated depreciation and amortization                            (130,103)      (144,164)
                                                                               ---------      ---------
                                                                               $ 112,545      $ 103,592
                                                                               =========      =========
Intangible and other assets:
      Debt issuance costs                                                      $   2,872      $   2,365
      Cash value of life insurance, net of policy loans of $3,922
        at December 28, 1996 and $3,665 at January 3, 1998                         1,991          1,695
      Prepaid pension cost                                                         1,304          2,150
      Other                                                                        2,199          2,389
                                                                               ---------      ---------
                                                                               $   8,366      $   8,599
                                                                               =========      =========


7.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 28, 1996, and January 3, 1998 consisted of the following:

                                                                                  1996           1997
                                                                               ---------      ---------
Accrued interest                                                               $   3,281      $   3,139
Accrued compensation                                                               1,302          2,937
Environmental cleanup accrual                                                        291            251
Reserve for self insurance                                                         3,800          3,320
Accrued restructuring charges                                                      1,292            905
Other                                                                              3,123          3,936
                                                                               ---------      ---------
    Total accrued expenses                                                     $  13,089      $  14,488
                                                                               =========      =========

Accrued SERP, deferred compensation and other                                  $   7,850      $   8,101
Accrued severance liability                                                        2,890          1,998
Environmental cleanup accrual                                                      3,083          3,083
                                                                               ---------      ---------
    Total noncurrent other liabilities                                         $  13,823      $  13,182
                                                                               =========      =========


8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases certain office facilities and equipment under various operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at January 3, 1998:

                           1998                                                $  3,374
                           1999                                                   2,586
                           2000                                                   1,926
                           2001                                                   1,734
                           2002                                                   1,074
                           Thereafter                                             1,199
                                                                                -------

                           Total minimum lease payments                        $ 11,893
                                                                               ========

Rental expense was $1,621 for 1995, $1,581 for 1996, and $2,152 for 1997. The
majority of these leases require the Company to pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

Environmental site evaluations have been performed which concluded that some form of groundwater and soil remediation will be required by the Company. In the future, the Company may also construct facilities to control flyash disposal and runoff from a coal pile, and may perform asbestos abatement. The Company believes that sufficient amounts are accrued as of January 3, 1998 for the cost of these expenditures.

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

As of January 3, 1998 the Company was committed to future capital expenditures of $3,248.

The Company purchases significant amounts of cotton, one of its primary raw materials, through commodity contracts. At January 3, 1998, all fixed contracts were at prices which approximated or were below current market prices, or were purchased to hedge firm sales orders from customers in which the Company believes it has maintained margins at, or above, historical levels. The Company's financial results are impacted by the variability of cotton and other raw material prices.

Under the stockholders agreement, all of the stockholders of the Company have certain registration rights with respect to their common stock. These rights include demand and "piggyback" registration rights. The Company is obligated to register shares of common stock under the demand registration rights if holders of more than two-thirds of the outstanding shares request registration. The registration rights extend until February 14, 2002 or terminate sooner upon (i) the merger or consolidation of the Company with an unaffiliated corporation in which the management investors and affiliates of Merrill Lynch Capital Partners, Inc. own less than 65% of the surviving or resulting corporation or (ii) the sale of substantially all the assets of the company to an unaffiliated person. The remaining provisions of the stockholders agreement would terminate under the foregoing circumstances or sooner in the event of (i) a public offering of common stock at the conclusion of which at least 30% of the outstanding shares shall have been sold to the public or (ii) the sale of 60% or more of the shares of common stock owned by either the management investors as a group or the Merrill Lynch Capital Partners, Inc. affiliates as a group (as fully diluted by shares to be issued upon exercise of options). Under the management subscription agreement, the Company has an option to purchase, and each of the management investors have an option under certain circumstances to sell, at fair market value the shares of common stock owned by such management investor in the event of his death, incapacity or termination of employment.

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

                                                                             December 28, 1996          January 3, 1998
                                                                             -----------------        -----------------
Restructuring items:
         CRIP early retirement window                                             $ 1,202                   $ 1,202
         Termination of consulting contracts and
            other items                                                               497                       296
         Severance and related benefit costs                                          795                       609
                                                                                  -------                   -------
                                                                                    2,494                     2,107
Other nonrecurring asset write-offs related to the restructuring:
         Inventory write-offs                                                         657                       284
         Property, plant and equipment write-offs                                   2,092                       116
                                                                                  -------                   -------
                                                                                  $ 5,243                   $ 2,507
                                                                                  =======                   =======


Included in the $12,900 of restructuring and related nonrecurring amounts in 1995 were approximately $5,048 of incremental cash expenditures, of which $2,494 had not been paid as of December 28, 1996. The Company expects to fund the early retirement amount from assets in the Company's defined benefit plan and the balance from operations or amounts available under the credit agreements. During 1997, the Company funded $387 of cash related restructuring items and disposed of $2,349 of assets related to the restructuring.

In August 1995, the former President and Chief Executive Officer retired from the Company. In connection with the retirement, the Company repurchased the common stock of the former officer at a cost of $3,320. The repurchase price is subject to future adjustment based on the occurrence of certain equity transactions. The executive severance charges reported in the Company's accompanying 1995 statement of operations of $4,782 includes retirement benefits, salary, life insurance, consulting fees and other items.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

         For the Three Years Ended December 30, 1995, December 28, 1996
                              and January 3, 1998


                                                               Balance at                                              Balance at
                                                               Beginning    Additions at                  Other          End of
                                                               of Period       Cost(1)    Retirements     Changes        Period
                                                               ---------    ------------  -----------    --------      -----------
1995
Land and land improvements                                      $  3,636     $    126     $      --      $      51      $  3,813
Buildings                                                         30,389        5,974            --          1,562        37,925
Machinery and equipment                                          194,320        3,117        (1,327)         7,538       203,648
Leasehold improvements                                             1,489           --          (271)           312         1,530
Construction in progress                                           1,260        9,549            --         (9,463)        1,346
                                                                --------     --------      --------      ---------      --------
                                                                $231,094     $ 18,766      $ (1,598)     $      --      $248,262
                                                                ========     ========      ========      =========      ========

1996
Land and land improvements                                      $  3,813     $     --      $   (308)     $      16      $  3,521
Buildings                                                         37,925           --        (1,592)           758        37,091
Machinery and equipment                                          203,648           --       (12,980)         9,143       199,811
Leasehold improvements                                             1,530           --          (582)            --           948
Construction in progress                                           1,346        9,848            --         (9,917)        1,277
                                                                --------     --------      --------      ---------      --------
                                                                $248,262     $  9,848      $(15,462)     $      --      $242,648
                                                                ========     ========      ========      =========      ========

1997
Land and land improvements                                      $  3,521     $     48      $   (237)     $      --      $  3,332
Buildings                                                         37,091           --            --            267        37,358
Machinery and equipment                                          199,811           --        (3,043)         5,431       202,199
Leasehold improvements                                               948           --            --            419         1,367
Construction in progress                                           1,277        8,340            --         (6,117)        3,500
                                                                --------     --------      --------      ---------      --------
                                                                $242,648     $  8,388      $ (3,280)     $      --      $247,756
                                                                ========     ========      ========      =========      ========

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

        For the Three Years Ended December 30, 1995, December 28, 1996,
                              and January 3, 1998
                                (in   thousands)

                                        Balance at                                           Balance at
                                        Beginning   Additions at                  Other        End of
                                        of Period      Cost(1)     Retirements  Changes(2)     Period
                                        ---------   ------------   -----------  ----------   ----------
1995
Land and land improvements             $      7      $      4      $     --    $     193     $    204
Buildings                                 9,108         1,847            --          794       11,749
Machinery and equipment                  86,087        20,618          (330)       3,423      109,798
Leasehold improvements                       92           191           (73)         527          737
                                       --------      --------      --------    ---------     --------
                                       $ 95,294      $ 22,660      $   (403)   $   4,937     $122,488
                                       ========      ========      ========    =========     ========

1996
Land and land improvements             $    204      $      5      $     --    $    (193)    $     16
Buildings                                11,749         1,880          (684)        (768)      12,177
Machinery and equipment                 109,798        20,714       (11,434)      (1,474)     117,604
Leasehold improvements                      737           216          (236)        (411)         306
                                       --------      --------      --------    ---------     --------
                                       $122,488      $ 22,815      $(12,354)   $  (2,846)    $130,103
                                       ========      ========      ========    =========     ========

1997
Land and land improvements             $     16      $      5      $     (3)   $      --     $     18
Buildings                                12,177         1,893            --          (25)      14,044
Machinery and equipment                 117,604        15,611        (1,574)      (2,009)     129,632
Leasehold improvements                      306           164            --           --          470
                                       --------      --------      --------    ---------     --------
                                       $130,103      $ 17,672      $ (1,577)   $  (2,034)    $144,164
                                       ========      ========      ========    =========     ========


(1) Depreciation is provided for financial reporting purposes on the straight-line method over the following estimated useful lives for the periods indicated.

                                        1995            1996             1997
                                    -----------      -----------     -----------
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

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

         FOR THE THREE YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996
                               AND JANUARY 3, 1998
                                 (IN THOUSANDS)


                                                Balance at                                  Balance at
                                                Beginning       Additions                     End of
Description                                     of Period        at Cost    Deductions       Period
                                                ---------       ---------   ----------      ----------
Year ended December 30, 1995:
         Allowance for doubtful accounts         $1,230          $1,399      $  (900)         $1,729
                                                 ======          ======      =======          ======

Year ended December 28, 1996:
         Allowance for doubtful accounts         $1,729          $  760      $  (489)         $2,000
                                                 ======          ======      =======          ======

Year ended January 3, 1998:
         Allowance for doubtful accounts         $2,000          $  528      $(1,328)         $1,200
                                                 ======          ======      =======          ======


Report of Independent Public Accountants


To The Board of Directors of
CMI Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of CMI Industries, Inc. and subsidiaries included in this annual report and have issued our report thereon dated March 13, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 13, 1998.

                                INDEX TO EXHIBITS



Exhibit No.                       Description                                              Page No.
-----------                       -----------                                              --------


    12            Computation of Ratio of Earnings to Fixed Charges

    21            Subsidiaries of CMI Industries, Inc.

    23.1          Consent and Report on Financial Statement Schedules of
                  Arthur Andersen LLP

    27.1          Financial Data Schedule (for SEC use only)

