Form 10-Q
period 1998-04-04
CMI INDUSTRIES INC
filed 1998-05-13
CIK 911221

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

      For the quarterly period ended April 4, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------------

                         Commission File Number 33-67854
                                                --------

                              CMI INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               57-0836097
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)




1301 Gervais Street, Suite 700, Columbia, South Carolina            29201
--------------------------------------------------------------------------------
(Address of principal executive office)                           Zip Code)

Registrant's telephone number including area code:           (803) 771-4434

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of April 4, 1998, there were 1,695,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                               -----------------------------
                                                                                MARCH 29,           APRIL 4,
                                                                                  1997               1998
                                                                               ----------         ----------
Net sales                                                                      $   97,252         $  109,045
Cost of sales                                                                      86,281             92,825
                                                                               ----------         ----------
         Gross profit                                                              10,971             16,220
Selling, general and administrative expenses                                        7,915              8,844
                                                                               ----------         ----------
         Operating income                                                           3,056              7,376
Other income (expense):
     Interest expense                                                              (3,681)            (3,231)
     Other, net                                                                     1,143                437
                                                                               ----------         ----------
                                                                                   (2,538)            (2,794)

         Income before income taxes                                                   518              4,582
Provision for income taxes                                                            198              1,775
                                                                               ----------         ----------

         Net income                                                            $      320         $    2,807
                                                                               ==========         ==========

Average shares outstanding during period                                            1,690              1,695

Net income per share                                                           $     0.19         $     1.66

Depreciation and amortization included in the above
     costs and expenses:                                                       $    4,624         $    4,365



                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 3, 1998 and April 4, 1998

                                 (000's Omitted)

                                                                                 JANUARY 3,       APRIL 4,
                                                                                   1998            1998
                                                                                 ----------     ----------
                                                                                                (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $    1,729     $    2,633

    Receivables, less allowance for doubtful
        accounts of $1,200 and $1,550                                                47,762         54,091
    Inventories: (note 3)
        Raw materials                                                                11,474         14,682
        Work-in-progress                                                             19,312         20,382
        Finished goods                                                               18,729         21,930
        Supplies                                                                      4,412          4,574
                                                                                 ----------     ----------
                                                                                     53,927         61,568

    Other current assets                                                                931          1,346
                                                                                 ----------     ----------

             Total current assets                                                   104,349        119,638

  Property, plant and equipment: (note 4)
    Land and land improvements                                                        3,332          3,332
    Buildings and leasehold improvements                                             38,725         38,880
    Machinery and equipment                                                         202,199        201,244
    Construction in progress                                                          3,500          5,373
                                                                                 ----------     ----------
                                                                                    247,756        248,829
    Less accumulated depreciation                                                  (144,164)      (147,514)
                                                                                 ----------     ----------
                                                                                    103,592        101,315

  Other assets:
    Cash value of life insurance, intangibles,
        deferred charges, and other assets                                            8,599          9,093
                                                                                 ----------     ----------

                                                                                 $  216,540     $  230,046
                                                                                 ==========     ==========

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 3, 1998 and April 4, 1998
                        (000's Omitted Except Share Data)


                                                                                 JANUARY 3,       APRIL 4,
                                                                                   1998            1998
                                                                                 ----------     ----------
                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Payable - book overdraft                                                    $    6,023     $    5,164
     Current portion of long-term debt (note 2)                                       2,204          4,000
     Accounts payable                                                                15,685         20,961
     Accrued expenses                                                                14,488         13,018
     Income taxes payable                                                               141             --
                                                                                 ----------     ----------
          Total current liabilities                                                  38,541         43,143

Long-term debt (note 2)                                                             124,528        128,907
Deferred income taxes                                                                 1,245          2,951
Other liabilities                                                                    13,182         13,194

Stockholders' equity:
     Common stock of $1 par value per share;
     2,100,000 shares authorized, 1,695,318 shares issued                             1,695          1,695
     Paid-in capital                                                                 11,358         11,358
     Retained earnings (note 2)                                                      25,991         28,798
                                                                                 ----------     ----------

          Total stockholders' equity                                                 39,044         41,851
                                                                                 ----------     ----------

                                                                                 $  216,540     $  230,046
                                                                                 ==========     ==========




                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
           For the Three Months Ended March 29, 1997 and April 4, 1998
                                 (000s omitted)
                                  (Unaudited)

                                                                                 MARCH 29,       APRIL 4,
                                                                                   1997           1998
                                                                                 ---------      ---------
Cash flows from operating activities:
     Net income                                                                  $     320      $   2,807
     Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                                               4,624          4,365
         Changes in assets and liabilities
              Receivables                                                           (1,499)        (6,329)
              Inventories                                                           (1,994)        (7,641)
              Other current assets                                                  (2,050)          (415)
              Other assets                                                            (324)          (609)
              Accounts payable                                                        (931)         5,276
              Accrued expenses                                                       2,784         (1,470)
              Income taxes payable                                                      --           (141)
              Deferred income taxes                                                    (86)         1,706
              Other liabilities                                                       (334)            12
                                                                                 ---------      ---------
                  Net cash provided by (used in)
                    operating activities                                               510         (2,439)
                                                                                 ---------      ---------

Cash flows from investing activities:
     Capital expenditures, net                                                      (1,440)        (1,950)
                                                                                 ---------      ---------
                  Net cash used in investing activities                             (1,440)        (1,950)
                                                                                 ---------      ---------

Cash flows from financing activities:
     Net borrowings on revolving credit facilities                                   8,454          6,152
     Decrease in payable-book overdraft                                             (7,415)          (859)
                                                                                 ---------      ---------
                  Net cash provided by financing activities                          1,039          5,293
                                                                                 ---------      ---------

                  Net increase in cash                                                 109            904

Cash and cash equivalents at beginning of year                                       2,244          1,729
                                                                                 ---------      ---------

Cash and cash equivalents at end of period                                       $   2,353      $   2,633
                                                                                 =========      =========

Supplemental disclosures of cash flow information:
 Cash paid during the period  for:
         Interest                                                                $     458      $   6,053
                                                                                 =========      =========
         Income taxes                                                            $      --      $     130
                                                                                 =========      =========

                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of April 4, 1998, the Consolidated Statements of Cash Flows for the three months ended March 29, 1997, and April 4, 1998, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 3, 1998 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and the Notes are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,464 at April 4, 1998, is presented net of $536 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $125,000 at April 4, 1998. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement and renewed a Wachovia Bank of SC facility at $4 million. The Company and the lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The borrowings under the new credit agreement are secured by all receivables, certain inventories and certain intangibles.

         Long-term debt as of January 3, 1998 and April 4, 1998 consisted of:

                                                                    January 3, 1998     April 4, 1998
                                                                    ---------------     -------------
Borrowings under credit agreements:
         Secured revolving credit facility                              $     88           $   4,443
         Unsecured Wachovia Bank of SC facility                            2,204               4,000
Senior subordinated notes, net                                           124,440             124,464
                                                                     -----------         -----------
                                                                         126,732             132,907
Less current portion                                                      (2,204)             (4,000)
                                                                     -----------         -----------

Long-term debt                                                         $ 124,528           $ 128,907
                                                                     ===========         ===========

         The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of April 4, 1998, the Company could have borrowed an additional $53 million under the credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At April 4, 1998, the average interest rate on the revolving credit facility was 8.5%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.5% at April 4, 1998.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of April 4, 1998, the Company was authorized to pay up to $3 million of cash dividends or capital stock purchases. At April 4, 1998, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75, respectively. The letters of credit expire on February 10, 1999, June 30, 1998, January 11, 1999 and April 10, 1999, respectively. At April 4, 1998, the Company owed no amount under these letters of credit.


Note 3:

Inventories:

         Inventories at January 3, 1998 and April 4, 1998 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended January 3, 1998, including, but not limited to, the "Overview" discussion to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17, 18 and 19 of the Annual Report.

Results of Operations

Three Months Ended April 4, 1998
Compared with Three Months Ended March 29, 1997

Sales

         Sales for the three months ended April 4, 1998 increased $11.8 million or 12.1% from $97.2 million to $109 million over the corresponding period of 1997. Sales of the Greige Fabrics Division decreased $1.2 million or 2.8%, sales of the Elastic Fabrics Division increased $0.7 or 2.7%, while sales of the Chatham Division increased $12.3 million or 39.7%. The decrease in sales for the Greige Fabrics Division consisted of a $1.3 million decline in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. Sales of blended or 100% cotton greige fabrics increased $0.1 million as a result of a 5.7% increase in average selling prices and a 5.0% decline in volume. The increase in sales for the Elastic Fabrics Division was principally attributable to a $0.7 million, or 9.5%, increase in sales of narrow woven elasticized fabrics produced at the Company's Stuart, Virginia facility. Sales of warp and circular knit elasticized fabrics produced at the Division's Greensboro, North Carolina facility remained relatively unchanged. The increase in sales for the Chatham Division included a $9.8 million increase in automotive upholstery sales which is a result of volume increases associated with the Company's increased product placements in this market segment. Sales of furniture upholstery were up $1.0 million due to increased volume and improving demand for its products, while sales of consumer products increased $0.3 million. The Chatham Division also increased yarn sales by $1.2 million which reflects the Division's better utilization of available capacity.

Earnings

         Operating income for the three months ended April 4, 1998 increased $4.3 million from $3.1 million to an operating profit of $7.4 million. The increase in profitability is primarily due to the Chatham Division, as increased sales, improved operating efficiencies and the Division's improved product mix have resulted in better margins. Despite lower sales, gross profits in the Greige Fabrics Division improved due to higher selling prices and lower raw material costs.

Gross profits in the Elastic Fabrics Division were also higher as the Division's efforts to improve the performance of its Stuart facility have resulted in both higher sales and increased margins.

         Interest expense for the three months ended April 4, 1998 was $3.2 million, down $0.5 million from the same period in 1997. The decrease reflects lower average debt balances during the first three months of fiscal 1998 compared to the corresponding period of fiscal 1997.

         Other income, net for the three months ended April 4, 1998 was $0.4 million, down $0.7 million from the same period in 1997. This decrease was due to the inclusion of income received from certain life insurance policies and related death benefits in the prior period.

         As a result of the above mentioned items, income before income taxes increased $4.1 million for the three months ended April 4, 1998 over the corresponding period in 1997, while the provision for income taxes increased $1.6 million. Net income of $2.8 million for the first three months of fiscal 1998 represents an increase of $2.5 million over the corresponding period of fiscal 1997.

Financial Condition

         For the three months ended April 4, 1998, the Company increased its net borrowings by $6.2 million and used $2.4 million in operations to support working capital requirements. Additionally, these borrowings were used to finance $2.0 million of capital expenditures, reduce its payable-book overdraft by $0.9 million and increase cash by $0.9 million.

         At April 4, 1998, working capital was approximately $76.4 million as compared to approximately $65.8 million at January 3, 1998. The increase in working capital can be attributed to the increased sales for the quarter ended April 4, 1998, and especially to increased sales at the end of the first quarter as compared to the end of the year when shipments and production are generally curtailed during the holiday weeks of Christmas and New Year's. Additionally, working capital at April 4, 1998 included a $3.0 million increase in raw cotton inventories due to the seasonal nature of these purchases while accrued expenses were down because the Company paid its scheduled semiannual interest payment on the Notes of $5.9 million on April 1, 1998. Management is not aware of any present or potential impairments to the Company's liquidity.

         At April 4, 1998, long-term debt of approximately $128.9 million represented 75.5% of total capital, compared to 76.1% at January 3, 1998.

         The Company believes that funds from operations during the balance of fiscal 1998 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $20 million during the remainder of 1998, in addition to meeting working capital requirements and scheduled debt service payments.

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



                                     CMI INDUSTRIES, INC.


Date:   April 24, 1998         By    /s/ JOSEPH L. GORGA
                                     --------------------------------------
                                     Joseph L. Gorga
                                     President and Chief Executive Officer


Date:   April 24, 1998         By    /s/ JAMES A. OVENDEN
                                     --------------------------------------
                                     James A. Ovenden
                                     Executive Vice President, Chief
                                        Financial Officer

PART III.   INDEX TO EXHIBITS


  Exhibit No.                              Description                                           Page No.
  -----------                              -----------                                           --------
      27.1           Financial Data Schedule. (for SEC use only)