Form 10-Q
period 1998-07-04
CMI INDUSTRIES INC
filed 1998-08-07
CIK 911221

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

           X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 4, 1998

                                       OR

        ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ______________________

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified, on its charter)

                  Delaware                                   57-0836097
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                         Identification No.)

1301 Gervais Street, Suite 700, Columbia, South Carolina                 29201
------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number including area code:           (803) 771-4434


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      -------    ------

As of July 30, 1998, there were 1,695,318 shares of $1 Par Value Common Stock outstanding.

      PART I        FINANCIAL INFORMATION



      Item 1.     Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                               ----------------------    -----------------------
                                                JUNE 28,     JULY 4,      JUNE 28,      JULY 4,
                                                 1997         1998          1997         1998
                                               ---------    ---------    ---------    ---------
Net sales                                      $  99,504    $ 101,111    $ 196,756    $ 210,156
Cost of sales                                     85,726       88,143      172,008      180,968
                                               ---------    ---------    ---------    ---------
         Gross profit                             13,778       12,968       24,748       29,188
Selling, general and administrative expenses       8,383        7,861       16,298       16,705
                                               ---------    ---------    ---------    ---------
         Operating income                          5,395        5,107        8,450       12,483

Other income (expenses):
     Interest expense                             (3,778)      (3,233)      (7,459)      (6,464)
     Other, net                                    1,265          797        2,410        1,234
                                               ---------    ---------    ---------    ---------
                                                  (2,513)      (2,436)      (5,049)      (5,230)

         Income before income taxes                2,882        2,671        3,401        7,253
Income tax provision                               1,127          975        1,325        2,750
                                               ---------    ---------    ---------    ---------

         Net income                            $   1,755    $   1,696    $   2,076    $   4,503
                                               =========    =========    =========    =========

Average shares outstanding during period           1,690        1,695        1,690        1,695

Net income per share                           $    1.04    $    1.00    $    1.23    $    2.66

Depreciation and amortization included in
     the above costs and expenses              $   4,494    $   4,226    $   9,118    $   8,591








                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 3, 1998 and July 4, 1998
                                 (000's Omitted)

                                                           JANUARY 3,     JULY 4,
                                                             1998          1998
                                                          ----------    ---------
                                                                       (unaudited)
ASSETS

Current assets:
          Cash and cash equivalents                        $   1,729    $   2,216

          Receivables, less allowance for doubtful
              accounts of $1,200 and $1,600                   47,762       46,567

          Inventories: (note 3)
              Raw materials                                   11,474       15,654
              Work-in-process                                 19,312       20,146
              Finished goods                                  18,729       24,517
              Supplies                                         4,412        4,624
                                                           ---------    ---------
                                                              53,927       64,941

          Other current assets (note 4)                          931        2,510
                                                           ---------    ---------

                   Total current assets                      104,349      116,234

Property, plant and equipment: (note 5)
          Land and land improvements                           3,332        3,326
          Buildings                                           38,725       38,880
          Machinery and equipment                            202,199      200,396
          Construction in progress                             3,500        6,585
                                                           ---------    ---------
                                                             247,756      249,187
          Less accumulated depreciation and amortization    (144,164)    (151,378)
                                                           ---------    ---------
                                                             103,592       97,809
Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets               8,599        9,272
                                                           ---------    ---------

                                                           $ 216,540    $ 223,315
                                                           =========    =========


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 3, 1998 and July 4, 1998
                                 (000's Omitted)

                                                          JANUARY 3,     JULY 4,
                                                            1998          1998
                                                          ----------    ---------
                                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
             Payable - book overdraft                      $   6,023    $   6,966
             Current portion of long-term debt (note 2)        2,204           --
             Accounts payable                                 15,685       16,716
             Accrued expenses                                 14,488       14,641
             Income taxes payable                                141          141
                                                           ---------    ---------
                Total current liabilities                     38,541       38,464

         Long-term debt (note 2)                             124,528      124,488
         Deferred income taxes                                 1,245        3,783
         Other liabilities                                    13,182       13,033

         Stockholders' equity:
             Common stock of $1 par value per share;
             2,100,000 shares authorized, 1,695,318
             shares issued                                     1,695        1,695
             Paid-in capital                                  11,358       11,358
             Retained earnings (note 2)                       25,991       30,494
                                                           ---------    ---------

                Total stockholders' equity                    39,044       43,547
                                                           ---------    ---------

                                                           $ 216,540    $ 223,315
                                                           =========    =========


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             For the Six Months Ended June 28, 1997 and July 4, 1998
                                 (000's Omitted)

                                                             JUNE 28,    JULY 4,
                                                              1997        1998
                                                          -----------  -----------
                                                          (Unaudited)  (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                      $   2,076    $   4,502
    Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                         9,118        8,591
         Changes in assets and liabilities
             Receivables                                      (5,149)       1,195
             Inventories                                      (6,411)     (11,014)
             Other current assets                             (1,156)      (1,579)
             Other assets                                        (52)        (891)
             Accounts payable                                     43        1,031
             Accrued expenses                                    878          153
             Income taxes                                         --           --
             Deferred income taxes                             1,073        2,538
             Other liabilities                                  (960)        (149)
                                                           ---------    ---------
             Net cash (used in) provided by operating
             activities                                         (540)       4,377
                                                           ---------    ---------

Cash flows from investing activities:
    Capital expenditures, net                                 (2,683)      (2,541)
                                                           ---------    ---------
             Net cash used in investing activities            (2,683)      (2,541)
                                                           ---------    ---------

Cash flows from financing activities:
    Net borrowings on revolving credit facilities              9,207       (2,292)
    Net change in payable-book overdraft                      (7,045)         943
                                                           ---------    ---------
             Net cash  provided by (used in) financing
             activities                                        2,162       (1,349)
                                                           ---------    ---------

             Net (decrease) increase in cash                  (1,061)         487


Cash and cash equivalents at beginning of year                 2,244        1,729
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $   1,183    $   2,216
                                                           =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                          $   7,300    $   6,209
                                                           =========    =========




                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of July 4, 1998, the Consolidated Statements of Cash Flows for the six months ended June 28, 1997 and July 4, 1998, and the Consolidated Statements of Income for the three months and six months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 3, 1998 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and the Notes are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,488 at July 4, 1998 is presented net of $512 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $125,000 at July 4, 1998. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement and renewed a Wachovia Bank of South Carolina facility at $4 million. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The borrowings under the new credit agreement are secured by all receivables, certain inventories and certain intangibles.

         Long-term debt as of January 3, 1998 and July 4, 1998 consisted of:

                                                        January 3, 1998 July 4, 1998
                                                        --------------- ------------
Borrowings under credit agreements:
         Secured revolving credit facility                 $      88    $      --
         Unsecured Wachovia Bank of SC facility                2,204           --
Senior subordinated notes, net                               124,440      124,488
                                                           ---------    ---------
                                                             126,732      124,488
Less current portion                                          (2,204)          --
                                                           ---------    ---------

Long-term debt                                             $ 124,528    $ 124,488
                                                           =========    =========

         The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of July 4, 1998, the Company could have borrowed an additional $55 million under the revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At July 4, 1998, the average interest rate on the revolving credit facility was 8.5%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily federal funds rate, which was 7.5% at July 4, 1998.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of July 4, 1998, the Company was authorized to pay up to $3 million of cash dividends or capital stock purchases. At July 4, 1998, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75. The letters of credit expire on February 10, 1999, June 30, 1999, January 11, 1999 and April 10, 1999, respectively. At July 4, 1998, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 3, 1998 and July 4, 1998 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Other Current Assets

         CMI Industries, Inc. ("CMI") is currently evaluating various changes to its capital structure, including a possible transaction which would result in members of management, directly or indirectly, owning a controlling interest in the Company. To date, approximately $640 of costs have been incurred in connection with this effort. These costs have been capitalized and are included in other current assets on the balance sheet as of July 4, 1998. If management determines that a transaction will not occur, all capitalized costs related to the transaction will be expensed.

Note 5:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

         In April 1998, CMI Management, Inc. ("Holdco") and CMI Acquisitions, Inc. ("CMIA"), a wholly-owned subsidiary of Holdco, were formed by members of senior management of CMI solely for the purpose of consummating the transactions described below.

         On May 15, 1998, CMI entered into a definitive merger agreement (the "Merger Agreement"), providing for the merger (the "Merger") of CMIA into CMI, with the result that Holdco would own all the outstanding common stock of CMI (the "Company Common Stock"). In the Merger, each share of Company Common Stock outstanding prior to the Merger would be converted into the right to receive $43.00 in cash, plus 2/45's of a share of Holdco common stock ("Holdco Common Stock"). The aggregate cash portion of the merger consideration would be equal to approximately $65.3 million.

         Each stockholder who is a current employee of the Company (the "Management Stockholders") and certain other stockholders who are former employees or who have historical ties to the Company (the "Interested Stockholders") have entered into an exchange agreement (the "Exchange Agreement"), pursuant to which, prior to the Merger, each Management Stockholder and each Interested Stockholder would exchange (the "Exchange") a predetermined number of shares of Company Common Stock for an equal number of shares of Holdco Common Stock. In addition, the Company anticipates that BancBoston Ventures, Inc. would provide an equity contribution to Holdco.

         As part of the transactions, CMI, Holdco, and CMIA will effect a recapitalization in which substantially all of the outstanding indebtedness of CMI would be refinanced using the borrowings under a new credit facility, the proceeds of anticipated equity financing and the proceeds of satisfactory debt financing.

         Also as a part of the transactions, on June 1, 1998, the Company initiated a tender offer and consent solicitation for its outstanding $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 (the "Notes"). The expiration date of the tender offer and consent solicitation, originally set for June 26, 1998, has been extended by the Company until August 12, 1998 as a result of the postponement of the Company's private placement of debt securities. Consummation of the

Merger, the Exchange and the tender offer are subject to a number of conditions including receipt of anticipated equity financing and satisfactory debt financing.

Results of Operations

Three Months Ended July 4, 1998
Compared with Three Months Ended June 28, 1997

Sales

         Sales for the three months ended July 4, 1998, increased $1.6 million, or 1.6%, from $99.5 million to $101.1 million as compared to the corresponding period of 1997. Sales of the Greige Fabrics Division decreased $1.7 million, or 4.1%, while sales for the Elastic Fabrics Division increased $0.5 million or 2.3%, and sales of the Chatham Division increased $2.8 million or 8.2% from the prior year.

         The decrease in sales of the Greige Fabrics Division is attributable to weak market conditions for 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. Sales of these fabrics decreased $1.5 million as a result of a 24.1% decline in volume with no change in selling prices. Sales of blended or 100% cotton fabrics declined $0.2 million as volume declined by 3.7% and average selling prices increased 3.3%. The increase in sales in the Elastic Fabrics Division consisted of a 3.7% increase in sales of wide elastics while sales of narrow elastics remained relatively unchanged. The sales increase for the Chatham Division included a $3.7 million increase in automotive upholstery sales and a $1.2 million decline in furniture upholstery sales, while sales of consumer products remained relatively unchanged. The increased sales for automotive upholstery reflect the Company's increased product placements in this market segment, but also reflect the negative impact of a labor strike at General Motors which significantly reduced shipments for this customer in the last month of the period. The Company expects that the General Motors strike will adversely affect its automotive upholstery sales in the third quarter. The Company's sales were also negatively impacted at all divisions by the Company's Fourth of July vacation week shutdown which has historically occurred in the Company's third quarter, resulting in one less shipping week in the second quarter of 1998.

Earnings

         Operating income for the three-month period ended July 4, 1998 decreased to $5.1 million from $5.4 million in the corresponding period of 1997. The decrease in profitability can be attributed to the timing of the Company's Fourth of July vacation week shutdown which negatively impacted plant utilization rates and operating costs at all divisions in the current period as compared to the prior year when this shutdown occurred in the third quarter. Chatham's earnings were also down because of significant start up costs associated with its new residential upholstery and Sheneele yarn offering and expenses associated with attaining its QS9000 certification on July 2, 1998. Additionally, earnings in the Chatham Division were negatively impacted by an unusual medical claim under the Company's self insured benefits program which resulted in a $0.5 million charge being recorded in the quarter. Despite the Company's July Fourth shutdown, earnings in the Elastics Division increased due to the increased sales and continued improvements in the operating performance of its narrow elastics facility, and earnings in the Greige Fabrics Division improved due to higher selling prices and lower raw material costs.

         Interest expense for the three months ended July 4, 1998 was $3.2 million, a decrease of $0.5 million from the same period in 1997. The decrease reflects lower average debt balances during the second quarter as compared to the corresponding period of fiscal 1997.

         Other income, net, for the three months ended July 4, 1998 was $0.8 million, a decrease of $0.5 million from the same period in 1997. This decrease is due to income received from the sale of certain nonoperating real estate in the second quarter of 1997.

         As a result of the above mentioned items, income before income taxes decreased $0.2 million for the three months ended July 4, 1998 over the corresponding period in 1997, while the provision for income taxes decreased $0.1 million. Net income of $1.7 million for the second period of fiscal 1998 represents a decrease of $0.1 million as compared to the corresponding period of fiscal 1997.

Six Months Ended July 4, 1998
Compared with Six Months Ended June 28, 1997

Sales

         Sales for the six months ended July 4, 1998 increased $13.4 million, or 6.8%, from $196.8 million to $210.2 million as compared to the corresponding period in 1997. Sales of the Greige Fabrics Division decreased $2.9 million or 3.4%, while sales of the Elastic Fabrics Division increased $1.2 million or 2.5%, and sales of the Chatham Division increased $15.2 million or 23%.

         The decrease in sales of the Greige Fabrics Division is attributable to weak market conditions for 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. Although sales of these fabrics decreased $2.9 million as a result of a 23% decline in volume, average selling prices of these fabrics increased 1.4%. Sales of blended or 100% cotton fabrics remained relatively unchanged as volume decreased 4.4% and average selling prices increased 4.5%. The increase in sales in the Elastics Division consisted of a 1.7% increase in wide elastic sales and a 4.5% increase in narrow elastic sales. The sales increase for the Chatham Fabrics Division included a $13.5 million increase in automotive upholstery sales while sales among the furniture upholstery and consumer products segments remained relatively unchanged. The Chatham Division also increased yarn sales by $1.5 million, which reflects the Division's better utilization of available capacity. The increased sales for automotive upholstery reflects the Company's increased product placements in this market segment, but also reflects the negative impact of a labor strike at General Motors which significantly reduced shipments to this customer in the last month of the period. The company expects that the General Motors strike will adversely affect automotive upholstery sales in the third quarter. The Company's sales were also negatively impacted at all divisions by the Company's Fourth of July vacation week shutdown which has historically occurred in the Company's third quarter, but resulted in one less shipping week during this year's first six months.

Earnings

         Operating income for the six-month period ended July 4, 1998 increased $4.0 million, or 47.7% over the corresponding period of 1997, from $8.5 million to an operating profit of $12.5 million. The increase in profitability is primarily attributable to a combination of higher average selling prices, lower raw material costs and improved operating efficiencies at the Greige Fabrics Division. The Elastic Fabrics Division improved operating income due to increased sales volumes and improved operating performance at its narrow elastics facility. Earnings in the Chatham Fabrics Divisions increased as a result of increased sales in the automotive business segment.

         Interest expense for the six months ended July 4, 1998 was $6.5 million, a decrease of $1.0 million over the corresponding period in 1997. The decrease reflects lower average debt balances during the first six months of fiscal 1998 compared to the corresponding period of fiscal 1997.

         Other income, net, for the six months ended July 4, 1998, was $1.2 million, down $1.2 million from the corresponding period in 1997. This decrease is due to income received from certain life insurance contracts and the sale of nonoperating real estate in the first two quarters of 1997.

         As a result of the above mentioned items, income before income taxes increased $3.9 million for the six months ended July 4, 1998 over the corresponding period in 1997, while the provision for income taxes increased $1.4 million. Net income of $4.5 million for the first six months of fiscal 1998 represents an increase of $2.4 million over the corresponding period of fiscal 1997.

Financial Condition

         For the six months ended July 4, 1998, the Company generated $4.4 million of positive cash flow from operations. In addition to reducing its net borrowings by $2.3 million, the Company also utilized the cash provided by operating activities to fund $2.5 million of capital expenditures.

         At July 4, 1998, working capital was approximately $77.8 million as compared to approximately $65.8 million at January 3, 1998. The increase in working capital can be attributed to a $3.4 million increase in raw cotton inventories due to the seasonal nature of these purchases and a $5.8 million increase in finished goods inventories associated with the seasonal nature of Chatham's consumer products shipments and higher automotive upholstery inventories due to reduced shipments associated with the General Motors strike. Management is not aware of any present or potential impairments to the Company's liquidity.

         At July 4, 1998, long-term debt of approximately $124.5 million represented 74.1% of total capital, compared to 76.1% at January 3, 1998.

         The Company believes that funds from operations during the balance of fiscal 1998 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $15 million during the remainder of 1998, in addition to meeting working capital requirements and scheduled debt service payments.

Impact of Year 2000

         Management has initiated a plan to prepare CMI's computer systems and applications for the year 2000. At July 4, 1998, CMI had made substantial progress in programming its business systems for year 2000 compliance. Management estimates that all computer systems and applications will be year 2000 compliant prior to that date. CMI expects to incur primarily internal staff costs related to enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system application is expected to cost approximately $1.8 million over the next eighteen months. This estimate includes the cost to purchase and install certain software systems or to convert existing systems which are currently not year 2000 compliant.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The consents of the CMI stockholders were solicited by the Company in connection with the following matters:

         (a) the approval of a Merger Agreement pursuant to which (i) CMIA would be merged with and into the Company and (ii) each share of the Company Common Stock outstanding immediately prior to the Merger owned by stockholders (other than shares held in treasury, shares of Company Common Stock owned by Holdco and shares as to which dissenters rights are perfected) would be converted into the right to receive $43.00 per share in cash plus a fractional interest in a share of Holdco common stock, $1.00 par value per share (the "Holdco Common Stock") equal to two forty-fifths (2/45) of a share of Holdco Common Stock;

         (b) the approval of the Exchange Agreement, pursuant to which the Management Stockholders and the Interested Stockholders would exchange a predetermined number of shares of Company Common Stock for an equal number of shares of Holdco Common Stock;

         (c) the amendment and termination of the Company's Amended and Restated Stockholders Agreement dated February 14, 1992, as amended (the "Stockholders Agreement"), and the termination of the agreements, including the Management Subscription Agreement dated as of December 23, 1986, as amended, pursuant to which "Management Stockholders" (as defined in the Stockholders Agreement) acquired outstanding Company Common Stock (the "Subscription Agreements");

         (d) the execution by the stockholders of the Company of a stockholders agreement which will govern the rights of the Holdco Stockholders following the consummation of the Merger and the Exchange; and

         (e) the approval of the following, which will occur prior to the Merger
(i) the offer by the Company or CMIA to repurchase or discharge the Notes and the solicitation of consents from holders of the Notes to modify the Indenture dated as of October 28, 1993 pursuant to which the Notes were issued to permit the transactions associated with the Merger and the Exchange, (ii) the private placement of debt securities by CMIA or the Company; and (iii) the replacement of the Company's current credit facility with a new or amended credit facility.

         All of the Company's stockholders consented to each of the items described above in subparagraphs (a) - (e).

Item 5.  Other Information

         None

Item     6. Exhibits and Reports on Form 8-K

         a)       Exhibits

                  2.1 Merger Agreement by and among CMI Management, Inc., CMI Acquisitions, Inc. and CMI Industries, Inc. dated as of May 15, 1998.

                  2.2 Termination of Subscription Agreements and Stockholders Agreement of CMI Industries, Inc. dated as of May 15, 1998.

                  4.1 Offer to Purchase for Cash Any and All Outstanding 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc. and Solicitation of Consents to Amendments of the Indenture.

                  4.2 First Supplemental Indenture of CMI Industries, Inc. 9-1/2% Senior Subordinated Notes Due 2003 dated as of June 17, 1998, Supplementing the Indenture of October 28, 1993.

                  10.1 Dealer Manager Agreement between NationsBanc Montgomery Securities LLC and CMI Industries, Inc. dated May 29, 1998.

                  27.1     Financial Data Schedule. (for SEC use only)

         b)       Reports on Form 8-K

                  Form 8-K filed on May 28, 1998 to announce merger agreement between the Company and CMI Management, Inc. and CMI Acquisitions, Inc.

                  Form 8-K filed on June 1, 1998 to announce a tender offer and consent solicitation relating to the $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc.

                  Form 8-K filed on June 22, 1998 to announce the extension of the expiration date of its tender offer for the outstanding 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc. until midnight, New York City time, on July 15, 1998.

                             SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CMI INDUSTRIES, INC.

Date:   August 6, 1998                  By /s/ JOSEPH L. GORGA
                                           -------------------
                                           Joseph L. Gorga
                                           President and Chief Executive Officer

Date:   August 6, 1998                  By  /s/ JAMES A OVENDEN
                                           --------------------
                                           James A. Ovenden
                                           Executive Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                           Description                                  Page No.
-----------                           -----------                                  --------
   2.1            Merger Agreement by and among CMI Management, Inc., CMI
                  Acquisitions, Inc. and CMI Industries, Inc. dated as of May
                  15, 1998.

   2.2            Termination of Subscription Agreements and Stockholders
                  Agreement of CMI Industries, Inc. dated as of May 15, 1998.

   4.1            Offer to Purchase for Cash Any and All Outstanding 9-1/2%
                  Senior Subordinated Notes due 2003 issued by CMI Industries,
                  Inc. and Solicitation of Consents to Amendments of the Indenture.

   4.2            First Supplemental Indenture of CMI Industries, Inc. 9-1/2%
                  Senior Subordinated Notes Due 2003 dated as of June 17, 1998,
                  Supplementing the Indenture of October 28, 1993.

  10.1            Dealer Manager Agreement between NationsBanc Montgomery
                  Securities LLC and CMI Industries, Inc. dated May 29, 1998.

  27.1            Financial Data Schedule. (for SEC use only)
