Form 10-Q
period 1998-10-03
CMI INDUSTRIES INC
filed 1998-11-16
CIK 911221

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

         For the quarterly period ended October 3, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


   For the transition period from _________________ to ______________________

                         Commission File Number 33-67854
                                                --------

                              CMI INDUSTRIES, INC.

 ------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

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

As of November 10, 1998 there were 1,695,318 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                      (000s omitted except per share data)
                                   (unaudited)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ------------------              -----------------
                                                  (14 WEEKS)      (13 WEEKS)      (40 WEEKS)      (39 WEEKS)
                                                   OCT. 4,         OCT. 3,         OCT. 4,         OCT. 3,
                                                     1997            1998            1997            1998
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 120,253       $ 107,540       $ 317,009       $ 317,696
Cost of sales                                       102,628          93,776         274,636         274,744
                                                  ---------       ---------       ---------       ---------
         Gross profit                                17,625          13,764          42,373          42,952
Selling, general and administrative expenses          8,535           8,619          24,833          25,324
                                                  ---------       ---------       ---------       ---------
         Operating income                             9,090           5,145          17,540          17,628

Other income (expenses):
         Interest expense                            (3,678)         (3,130)        (11,133)         (9,594)
         Other, net                                     541             848           2,946           2,082
                                                  ---------       ---------       ---------       ---------
           Total other expenses, net                 (3,137)         (2,282)         (8,187)         (7,512)

             Income before income taxes               5,953           2,863           9,353          10,116

Income tax provision                                  2,323           1,046           3,648           3,796
                                                  ---------       ---------       ---------       ---------

             Net income                           $   3,630       $   1,817       $   5,705       $   6,320
                                                  =========       =========       =========       =========

Average shares outstanding during period              1,690           1,695           1,690           1,695

Net income per share                              $    2.15       $    1.07       $    3.38       $    3.73

Depreciation and amortization included in
    the above costs and expenses:                 $   4,765       $   4,277       $  13,894       $  12,880




                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 3, 1998 and October 3, 1998
                                 (000s omitted)


                                                                JANUARY 3,        OCTOBER 3,
                                                                   1998              1998
                                                                ----------       -----------
                                                                                 (UNAUDITED)
ASSETS
------

      Current assets:
          Cash and cash equivalents                             $   1,729         $   1,081

          Receivables, less allowance for doubtful
              accounts of $1,200 and $1,500                        47,762            61,597

          Inventories: (note 3)
              Raw materials                                        11,474            12,442
              Work-in-process                                      19,312            20,906
              Finished goods                                       18,729            23,889
              Supplies                                              4,412             4,674
                                                                ---------         ---------
                                                                   53,927            61,911


          Other current assets                                        931             4,087
                                                                ---------         ---------

                   Total current assets                           104,349           128,676

      Property, plant and equipment: (note 4)
          Land and land improvements                                3,332             3,326
          Buildings                                                38,725            39,034
          Machinery and equipment                                 202,199           202,166
          Construction in progress                                  3,500             6,420
                                                                ---------         ---------
                                                                  247,756           250,946
          Less accumulated depreciation and amortization         (144,164)         (155,480)
                                                                ---------         ---------
                                                                  103,592            95,466

      Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets                    8,599             9,483
                                                                ---------         ---------

                                                                $ 216,540         $ 233,625
                                                                =========         =========


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 3, 1998 and October 3, 1998
                                 (000s omitted)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        JANUARY 3,      OCTOBER 3,
                                                                           1998            1998
                                                                        ----------      -----------
                                                                                        (unaudited)
         Current liabilities:
             Payable - book overdraft                                    $  6,023        $  7,782
             Current portion of long-term debt (note 2)                     2,204           2,153
             Accounts payable                                              15,685          20,266
             Accrued expenses                                              14,488          13,717
             Income taxes payable                                             141           2,241
                                                                         --------        --------
                Total current liabilities                                  38,541          46,159

         Long-term debt (note 2)                                          124,528         124,512
         Deferred income tax                                                1,245           4,452
         Other liabilities                                                 13,182          13,138

         Stockholders' equity:
             Common stock of $1 par value per share;
             2,100,000 shares authorized, 1,695,318 shares issued           1,695           1,695
             Paid-in capital                                               11,358          11,358
             Retained earnings (note 2)                                    25,991          32,311
                                                                         --------        --------

                Total stockholders' equity                                 39,044          45,364
                                                                         --------        --------

                                                                         $216,540        $233,625
                                                                         ========        ========


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          For the nine months ended October 4, 1997 and October 3, 1998
                                 (000s omitted)


                                                                    OCTOBER 4,       OCTOBER 3,
                                                                       1997             1998
                                                                    -----------      -----------
                                                                    (unaudited)      (unaudited)
Cash flows from operating activities:
      Net income                                                     $  5,705         $  6,320
      Adjustments to reconcile net income to
           net cash provided by operating activities:
          Depreciation and amortization                                13,894           12,880
          Changes in assets and liabilities:
               Receivables                                            (15,213)         (13,835)
               Inventories                                              1,183           (7,984)
               Other current assets                                        (6)          (3,156)
               Other assets                                              (898)          (1,226)
               Accounts payable                                         3,765            4,581
               Accrued expenses                                         2,095             (771)
               Income taxes                                                --            2,100
               Deferred income taxes                                    3,365            3,207
               Other liabilities                                         (556)             (44)
                                                                     --------         --------
          Net cash provided by operating activities                    13,334            2,072
                                                                     --------         --------

Cash flows from investing activities:
      Capital expenditures, net                                        (3,411)          (4,340)
                                                                     --------         --------
          Net cash used in investing activities                        (3,411)          (4,340)
                                                                     --------         --------

Cash flows from financing activities:
      Net borrowings on revolving credit facilities                      (843)            (139)
      Net change in payable-book overdraft                             (8,099)           1,759
                                                                     --------         --------
          Net cash provided by (used in) financing activities          (8,942)           1,620
                                                                     --------         --------

          Net increase/(decrease) in cash                                 981             (648)

Cash and cash equivalents at beginning of year                          2,244            1,729
                                                                     --------         --------

Cash and cash equivalents at end of period                           $  3,225         $  1,081
                                                                     ========         ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                   $ 13,665         $ 12,244
                                                                     ========         ========
          Income taxes                                               $     --         $  1,104
                                                                     ========         ========


                             See Accompanying Notes

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of October 3, 1998, the Consolidated Statements of Cash Flows for the nine months ended October 4, 1997 and October 3, 1998, and the Consolidated Statements of Income for the three months and nine months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 3, 1998 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and the Notes are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,512 at October 3, 1998, is presented net of $488 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $125,000 at October 3, 1998. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

         Long-term debt at January 3, 1998 and October 3, 1998 consisted of:


                                                   JAN. 3, 1998      OCT. 3, 1998
                                                   ------------      ------------
Borrowings under credit agreements:
      Secured revolving credit facility             $      88         $      --
      Unsecured Wachovia Bank of SC facility            2,204             2,153
Senior subordinated notes, net                        124,440           124,512
                                                    ---------         ---------
                                                      126,732           126,665

Less current portion                                   (2,204)           (2,153)
                                                    ---------         ---------

      Long-term debt                                $ 124,528         $ 124,512
                                                    =========         =========

         The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of October 3, 1998, the Company could have borrowed an additional $62 million under the revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At October 3, 1998, the prime borrowing interest rate on the revolving credit facility was 8.25%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.5% at October 3, 1998.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of October 3, 1998, the Company was authorized to pay up to $3 million of cash dividends or capital stock purchases. At October 3, 1998, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75. The letters of credit expire on February 10, 1999, June 30, 1999, January 11, 1999 and April 10, 1999, respectively. At October 3, 1998, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 3, 1998 and October 3, 1998 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Other Current Assets

         The Company is currently evaluating various changes to its capital structure, including a possible transaction which would result in members of management, directly or indirectly, owning a controlling interest in the Company. To date, approximately $1.4 million of costs have been incurred in connection with this effort. These costs have been capitalized and are included in other current assets on the balance sheet as of October 3, 1998. If management determines that a transaction will not occur, all capitalized costs related to the transaction will be expensed.

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

         Each stockholder who is a current employee of the Company (the "Management Stockholders") and certain other stockholders who are former employees or who have historical ties to the Company (the "Interested Stockholders") have entered into an exchange agreement (the "Exchange Agreement"), pursuant to which, prior to the Merger, each Management Stockholder and each Interested Stockholder would exchange (the "Exchange") a predetermined number of shares of Company Common Stock for an equal number of shares of Holdco Common Stock. In addition, the Company anticipates that the transactions will be partially financed with an equity contribution to Holdco.

         As part of the transactions, CMI, Holdco, and CMIA proposed to effect a recapitalization in which substantially all of the outstanding indebtedness of CMI would be refinanced using the borrowings under a new credit facility, the proceeds of anticipated equity financing and the proceeds of satisfactory debt financing.

         Also as a part of the transactions, on June 1, 1998, the Company initiated a tender offer and consent solicitation for its outstanding $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003. The tender offer and consent solicitation were subsequently terminated because of unsatisfactory market conditions for obtaining the required financing in the capital markets. The transactions described above have been postponed indefinitely as the Company continues to monitor conditions fo accessing the capital markets and considers its alternatives. The consummation of the Merger, the Exchange and a future tender offer continue to be subject to a number of conditions including receipt of anticipated equity financing and satisfactory debt financing.


Results of Operations

Three Months Ended October 3, 1998
Compared with Three Months Ended October 4, 1997

Sales

         Sales for the three months ended October 3, 1998 were $107.5 million, a decrease of $12.7 million or 10.6% from the corresponding period of 1997. Sales of the Greige Fabrics Division decreased $9.5 million, or 20.8%. Sales of the Elastics Division decreased $1.1 million or 4.2%, and sales of the Chatham Division decreased $2.1 million or 4.4%.

         The decrease in sales of the Greige Fabrics Division may be attributed to unfavorable market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 4.2% and volume decreased 8.9%. The decline in volume and prices is primarily attributable to increased imports of lower priced Asian fabrics and increased inventories at the Company's large vertical home furnishing customers which reduced these customers' buying requirements. The Company expects average selling prices for printcloth fabrics to continue to be affected by lower priced imported fabrics and reduced buying from certain key home furnishing customers, which the Company anticipates will negatively impact the performance of the Greige Fabrics Division in the fourth quarter of 1998.

         The sales decreases for the Elastics and Chatham Divisions are primarily attributable to a thirteen week invoicing period in the three months ended October 3, 1998 as compared to the fourteen week invoicing period in the third quarter of 1997.

Earnings

         Operating income for the three month period ended October 3, 1998 decreased $3.9 million from operating income of $9.1 million in the corresponding period of 1997 to operating income of $5.2 million. The decrease in profitability may be primarily attributed to the Chatham Division as manufacturing variances related to yield losses and operating inefficiencies negatively impacted operating margins. Additionally, the Chatham Division incurred $0.6 million of startup and development costs associated with its new residential upholstery and Shenille(TM) yarn offerings which are being introduced for the first time at the October furniture market. The Elastics Division reported increased earnings due to operating improvements at its narrow elastic facility in Stuart, Virginia, while the Greige Fabrics Division reported lower levels of profitability due to lower average selling prices and decreased volumes. Additionally, since the three month period ended

October 3, 1998 consisted of one less less week than the same period in 1997, earnings were negatively impacted at all divisions because of the shorter period.

         Interest expense for the three months ended October 3, 1998 was $3.1 million, a decrease of $0.5 million from the same period in 1997. The decrease reflects the Company's ability to reduce its debt balances and lower interest rates as compared to the same period a year ago.

         The income tax provision decreased approximately $1.3 million. This decrease is due to a $3.1 million decrease in income before taxes. The foregoing resulted in net income decreasing by $1.8 million from net income of $3.6 million in the third quarter of fiscal 1997 to net income of $1.8 million for the third quarter of 1998.


Nine Months Ended October 3, 1998
Compared with Nine Months Ended October 4, 1997

Sales

         Sales for the nine months ended October 3, 1998 were $317.7 million, an increase of $0.7 million or 0.2%, from the corresponding period of 1997. Sales of the Greige Fabrics Division decreased $12.4 million or 9.5%, while sales of the Elastics Division increased $0.1 million or 0.1%, and sales of the Chatham Division increased $13.0 million or 11.3%.

         The decrease in sales of the Greige Fabrics Division may be attributed to deteriorating market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period increased 2.1% while volume decreased 9.2%. The decline in greige sales in the first nine months of 1998 primarily reflects the increased competition associated with lower priced imports from Asia. The sales increase in the Chatham Division included $13.6 million increase in automotive upholstery sales. The increase in these sales is attributable to stronger product demand for many of the Company's products and more placements with both the domestic and Japanese automotive companies. Sales of furniture upholstery and consumer products remained relatively unchanged.


Earnings

         Operating income for the nine month period ended October 3, 1998 increased $0.1 million from operating income of $17.5 million in the first nine months of 1997 to operating income of $17.6 million. Earnings in the Greige Fabrics Division have remained relatively unchanged as lower raw material costs have primarily offset the negative effect of reduced volumes. The Elastics Division has reported higher earnings due to operating improvements at its narrow elastic facility in Stuart, Virginia, while the Chatham Division has experienced lower earnings due to $1.7 million of year-to-date startup costs associated with developing its new residential upholstery and Shenille(TM)yarn offerings, and costs associated with attaining its QS9000 certification on July 2, 1998.

         Interest expense for the nine months ended October 3, 1998 was $9.6 million, a decrease of $1.5 million over the corresponding period in 1997. The decrease reflects the Company's ability to reduce its debt balances as compared to the same period a year ago.

         Other income, net, for the nine months ended October 3, 1998 was $2.1 million, a decrease of $0.8 million over the corresponding period in 1997. This decrease is due to a decline in income earned on the sale of assets as compared to last year.

         The provision for income taxes increased approximately $0.1 million as a result of the income before income taxes increasing $0.8 million. The foregoing resulted in net income for the nine months ending October 3, 1998 increasing by $0.6 million from net income of $5.7 million in the first nine months of 1997 to net income of $6.3 million for the first nine months of this year.


Financial Condition

         For the nine months ended October 3, 1998, the Company generated cash from operations of $2.1 million and increased its payable book overdraft by $1.8 million. These funds were used to finance $4.3 million of capital expenditures and to reduce its net borrowings by $0.1 million.

         At October 3, 1998, working capital was approximately $82.5 million as compared to approximately $65.8 million at January 3, 1998. The increase in working capital is attributable to higher receivables associated with seasonally higher sales activity for consumer products and increased automotive upholstery sales after GM returned to work in August from an eight week strike. Additionally, inventories of greige fabrics were higher due to weak market demand for these fabrics. Management is not aware of any present or potential impairments to the Company's liquidity.

         At October 3, 1998, long-term debt of approximately $124.5 million represented 73.3% of total capital, compared to 76.1% at January 3, 1998.

         The Company believes that funds from operations during the balance of fiscal 1998 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $7 million during the remainder of 1998, in addition to meeting working capital requirements and scheduled debt service payments.


Impact of Year 2000

         The Company presently expects to spend approximately $2.0 million during 1998 and 1999 to replace or modify its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems. The Company has inventoried all critical financial, human resource, operational and manufacturing systems and has developed detailed plans for the necessary system modifications or replacements. As of the date of this filing, the Company believes it has completed approximately 75% of the new system installations or existing system modifications, and expects to complete the balance of these system changes in the fourth quarter of 1998 or fiscal 1999. Testing and certification of all business critical systems is expected to be substantially concluded by June 1999.

         Additionally, the Company is communicating with its suppliers, vendors including machinery manufacturers, and customers to determine the status of their Year 2000 initiatives and appropriate contingency plans are being developed to address identified risks in these areas.

         Executive management regularly reviews the status of its Year 2000 efforts and based on analyses of its own systems and discussions with and surveys of its key vendors and customers, management currently believes that Company information and manufacturing systems affected by Year 2000 issues have been or will be timely identified and that its implementation plans will render all material systems Year 2000 compliant on a timely basis; however, should other entities upon whose systems the Company relies fail to properly address Year 2000 compliance issues, or should key resources required to achieve the initiatives described herein become unavailable or prove to be unreliable, the Company's effectiveness in achieving Year 2000 compliance could be delayed, which could have a material adverse effect on the Company's results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None Reportable

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

            27.1 - Financial Data Schedule (for SEC use only)

         b) Reports on Form 8-K

            The following reports on Form 8-K were filed during the three month period ended October 3, 1998:

                  Form 8-K filed on July 13, 1998 to announce the extension of the expiration date of its tender offer for the outstanding 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc. until midnight, New York City time, on July 29, 1998.

                  Form 8-K filed on July 23, 1998 to announce the extension of the expiration date of its tender offer for the outstanding 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc. until midnight, New York City time, on August 12, 1998.

                  Form 8-K filed on August 10, 1998 to announce the termination of the tender offer and consent solicitation relating to the $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc.

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CMI INDUSTRIES, INC.


Date: November 13, 1998     By /s/ JOSEPH L. GORGA
                               -------------------------------------------------
                               Joseph L. Gorga
                               President and Chief Executive Officer


Date: November 13, 1998     By /s/ JAMES A. OVENDEN
                               -------------------------------------------------
                            James A. Ovenden
                            Executive Vice President and Chief Financial Officer

PART III. INDEX TO EXHIBITS


  Exhibit No.                 Description                               Page No.
  -----------                 -----------                               --------

     27.1         Financial Data Schedule (for SEC use only)               17