Form 10-K405
period 1999-01-02
CMI INDUSTRIES INC
filed 1999-04-01
CIK 911221

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended January 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO

      For the transition period from                   to
                                     -----------------    ----------------------

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                      57-0836097
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
                                                            Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina              29201
--------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number including area code:               (803) 771-4434

Securities registered pursuant to Section 12(b) of the Act:               None

Securities registered pursuant to Section 12(g) of the Act:               None

                                 -------------

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

                                 -------------

No shares of the voting securities of the Registrant are held by nonaffiliates; the aggregate market value of shares of voting securities held by nonaffiliates as of March 1, 1998 is zero.

                                 -------------

As of March 15, 1999, there were 1,695,318 shares of $1 Par Value Common Stock outstanding.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         CMI Industries, Inc. ("CMI" or the "Company") and its subsidiaries manufacture textile products that serve a variety of markets, including the home furnishings, woven apparel, elasticized knit apparel, furniture upholstery, automotive upholstery, consumer products and industrial/medical markets. The Company operates through three divisions: the Greige Fabrics Division, the Elastic Fabrics Division and the Chatham Division. The Company had net sales of $412.8 million in 1998. The Greige Fabrics Division accounted for 36% of 1998 net sales, the Elastic Fabrics Division accounted for 23% of 1998 net sales, and the Chatham Division accounted for 41% of 1998 net sales.

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

         The Chatham Division manufactures fabrics and products for sale to the furniture upholstery, automotive upholstery and consumer products markets. Furniture upholstery is supplied for use in residential applications, office and public seating and wall panels for open-plan office systems. Customers include contract and residential furniture manufacturers. Furniture upholstery is also sold through an extensive distributor network. Automotive upholstery is supplied for use in automobile and light truck seating and interior component applications to domestic automobile manufacturers and to Japanese manufacturers with domestic production facilities. Consumer products such as blankets, mattress pads and afghans are manufactured for sale to major retailers.

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

                                                SALES BY DIVISION
                            --------------------------------------------------------
                                             (Dollars in thousands)
                                   1996               1997               1998
                            ----------------    ----------------    ----------------
Greige Fabrics Division     $156,793     42%    $171,010     41%    $147,066     36%
Elastic Fabrics Division      90,266     24%      93,931     22%      95,435     23%
Chatham Division             126,985     34%     157,781     37%     170,290     41%
                            --------    ---     --------    ---     --------    ---
         Total              $374,044    100%    $422,722    100%    $412,791    100%
                            ========    ===     ========    ===     ========    ===

         The following table presents, for the last five fiscal years, the percentages of the Company's sales to the home furnishings, woven apparel, furniture upholstery, elasticized fabric, automotive upholstery, consumer products and industrial/medical/other markets, as estimated by the Company.

                                                    PERCENTAGE OF DOLLAR SALES
                                    ---------------------------------------------------------
                                    1994          1995         1996         1997         1998
                                    ----          ----         ----         ----         ----
Home furnishings market              28%          28%          28%          26%           20%
Woven apparel market                 15%          11%          11%          11%           10%
Furniture upholstery market          18%          14%          15%          13%           14%
Elasticized fabric market            16%          25%          24%          22%           23%
Automotive upholstery market         11%           8%          11%          16%           19%
Consumer products market              9%           8%           7%           6%            7%
Industrial/medical/other markets      3%           6%           4%           6%            7%
                                    ---          ---          ---          ---           ---
         Total                      100%         100%         100%         100%          100%
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

                  Spinning. The division either spins or purchases the yarn it uses to produce woven fabrics. Two types of spinning equipment are used: air-jet spinning equipment, which combines spinning and winding into one process, and traditional ring spinning equipment. Approximately 45% of the division's current spinning capacity is air-jet spinning.

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

         The division currently operates six manufacturing plants. All of its plants are equipped with projectile and air-jet shuttleless machines and supporting equipment including carding, spinning and yarn preparation equipment. The division plans to make further capital expenditures of $5 million during fiscal 1999. These expenditures will include additional carding and air-jet spinning equipment. Capital expenditures have been designed to expand production capabilities, reduce production costs and increase quality.

         The division's six plants are currently operating on a 24-hour, six-day week schedule. CMI tailors its operating schedules to meet market demand, and it has the ability to adjust these operating schedules as appropriate.

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

                  Knitting. Several types of warp knitting machines are used. These machines are versatile, with the capability of knitting fabrics up to 150 inches in width, in many different styles and at high speeds and low defect levels. For circular knitting, the Company uses both single and double knit machines, some of which have mini-jacquard capability.

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

         The division manufactures its wide elasticized knit fabrics at a plant located in Greensboro, North Carolina, which operates on a 24-hour, five or six-day week. The division manufactures narrow elasticized woven fabrics in Stuart, Virginia. This plant operates on a 24-hour, five day week.

         Marketing and Sales. The Elastic Fabrics Division sells its elasticized fabrics through the Company's New York sales office, and marketing professionals located in Greensboro, North Carolina, Stuart, Virginia, Atlanta and Los Angeles. These fabrics are manufactured to order and are typically not seasonal.


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

                  Automotive Upholstery. The division supplies upholstery fabrics for automobile and light truck seating and interior component applications as well as for a variety of other transportation uses such as heavy truck interiors, van conversions and after-market uses. Primary automotive customers include domestic automobile manufacturers and Japanese automobile manufacturers with United States manufacturing facilities. To a limited extent, the division also exports its automotive fabrics to Japan for overseas production. In an effort to expand its product capabilities and market penetration, CMI has developed strategic alliances with Mount Vernon Mills to produce woven velour fabrics, with AB Borgstena Textile, Ltd. to produce circular knit fabrics and with Tatsumura Textile Company, Ltd., to help to increase its business with the Japanese automakers. A wide variety of upholstery fabrics are produced for the automotive market primarily from spun and filament polyester. For the automotive upholstery market, the division supplies flat and jacquard wovens, jacquard and dobby woven velours, jacquard circular knits and double needle bar knits, and employs stock, yarn, and piece dyeing technologies.

                  Consumer Products. The division produces blankets, mattress pads, electric mattress pads, fringed throws, cotton jacquard afghans and infant bedding for sale to the retail, institutional and health care markets. Its consumer products are manufactured through either a loom woven process or a non-woven Fiberwoven(R) process. The Company markets its consumer products under the brand names: Chatham, Beautyrest and Wimbledon. In 1998, the Company entered into an agreement with Springs Industries, Inc. ("Springs Industries") to manufacture and market a line of blankets using Springs Industries' names and trademarks, including Springmaid, Wamsutta and Performance.

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

         Design Capabilities. The division employs advanced technologies in computer and design systems which enable fabrics to be designed with reduced sampling production costs and shortened development time and promote faster responses to customer inquiries. In the last year, the division added chenille yarn making equipment in order to enhance its product capabilities. Chenille yarns have certain characteristics which add texture to fabrics and provide innovative design opportunities for furniture upholstery, automotive upholstery and consumer products. The Chatham Division markets its chenille yarns and fabrics under its own trademark "Sheneele."

         Marketing and Sales. Sales and marketing functions are conducted at the product level. Furniture upholstery is sold by sales personnel in Elkin and High Point, North Carolina (including a showroom), New York, Chicago, Los Angeles, and Grand Rapids, Michigan, and sales agents in the Far East, Australia and South America. Automotive upholstery is sold through sales and marketing offices in Elkin, North Carolina and Detroit, Michigan. Consumer products are sold and marketed through offices in Elkin, North Carolina and New York and by sales associates located throughout the United States. Foreign bedding sales are handled through agents or distributors in Mexico, Canada, Western Europe, Australia and the Far East.

RAW MATERIALS

         The principal raw materials the Company uses are cotton and man-made fibers, yarns and woven velour fabrics. In 1998, raw materials accounted for approximately 56.5% of cost of sales. The Company uses many types of fibers, both natural (cotton and wool) and man-made

(polyester, nylon, olefin, rayon and acrylic) as well as yarns including Lycra(R), a spandex elastomeric yarn produced by DuPont (E.I.) de Nemours & Company, in the manufacture of its textile products. The Company believes that availability and future price levels for fibers and yarns will depend primarily upon supply and demand conditions, crop conditions, general inflation, government agricultural programs and prices of petroleum-based raw materials. Additionally, the Company purchases woven velour fabrics for its automotive upholstery business through a strategic alliance with Mount Vernon Mills. Although other suppliers of woven velour fabrics are available, and the Company has manufactured woven velour fabrics in the past, the Company currently sources all of its woven velour fabric requirements through its alliance with Mount Vernon Mills.

         Generally, the Company has had no difficulty in obtaining raw materials. The Company's raw materials are available from a large number of suppliers. The Company maintains a limited supply of cotton in inventory. Typically, the Company purchases cotton only when firm orders have been obtained for the goods in which it will be used. However, if management concludes that a certain grade of cotton may be in short supply or that prices may be substantially higher in the near term, the Company may deviate from this procedure and buy additional cotton for inventory or make commitments for cotton in the future in excess of amounts required to meet future sales orders. Historically, the Company has not purchased significant amounts of cotton for inventory. CMI believes it has contracted for cotton at prices that will permit it to be competitive with other companies in the domestic textile industry when the cotton purchased for future use is put into production.

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

PATENTS AND TRADEMARKS

         The Company has registered a stylized "Clinton," "EFA," "Chatham," "Sheneele," and "Restwarmer" as trademarks. CMI markets consumer products in the Chatham Division under license arrangements with Beautyrest, Wimbledon and Springs Industries. The Company does not own or use any other patents, licenses or trademarks that are currently material in the conduct of its business.

BACKLOG

         At January 2, 1999, the Company had aggregate unfilled orders of $76 million, as compared to $107 million at January 3, 1998. As of January 2, 1999, the Greige Fabrics Division had approximately $41 million of unfilled customer orders for woven fabrics, as compared to $68 million at January 3, 1998. The decrease in the Greige Fabrics Division's order backlog from 1997 to 1998 is indicative of the weaker market conditions for greige fabrics and the general slowdown of the domestic textile industry. At January 2, 1999, the Elastic Fabrics Division had unfilled orders totaling $12 million, as compared to $15 million at January 3, 1998. At January 2, 1999, the Chatham Division had unfilled orders totaling $23 million, as compared to $24 million at January 3, 1998. The divisions expect to fill all of these orders in 1999. These backlogs consist of orders that are not generally subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

         The Company believes that the North American Free Trade Agreement ("NAFTA") has and will continue to affect competition in the domestic textile manufacturing market by phasing out substantially all trade restrictions among Canada, Mexico and the United States while maintaining such restrictions on products imported from outside North America, subject to the Uruguay Agreement. While the Company believes that as a result of NAFTA some labor-intensive apparel production has and will continue to move to Mexico due to Mexico's lower labor costs, the Company expects to compete for sales of fabric to these apparel producers in what may become a larger market for the Company's products. To the extent that U.S. apparel manufacturers move production to Mexico and thus gain a competitive advantage over Asian producers facing continuing import restrictions, the Company believes that it could benefit from a resulting increase in North American production, as neither Mexico nor Canada are currently competitive producers of the fabrics used in the manufacture of apparel.

         The impact of import competition varies among the Company's divisions. The Greige Fabrics Division sells its fabrics primarily to integrated manufacturers and also to converters for use in a wide variety of home furnishings, woven apparel and industrial products. The division sells its fabrics in certain markets where imports are a competitive factor, such as the women's apparel and the over the counter fabrics for home sewing markets. In addition, the division's fabrics are used in apparel products which compete with imported garments. In response to the increasing effect of imports, the division has engaged in an extensive modernization program which has added flexibility to its manufacturing process and increased its fabric offerings. This modernization program has resulted in increases in productivity and lower unit costs, net of depreciation. In addition, marketing has been redirected in an effort to reduce its dependence on commodity fabrics and has focused on developing long-term customer relationships where value added services can differentiate its fabrics from imports. To implement this strategy, the division has generally endeavored to decrease its sales to the apparel market and shift more of its sales to home furnishing markets where competition from imports is less severe. However, depending on market conditions, the division may from time to time redirect its sales from home furnishings to apparel to avoid market weakness or to obtain a benefit from opportunistic selling. The Greige Fabrics Division's principal competitors include Greenwood Mills and Alice Manufacturing.

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

         The Chatham Division's furniture upholstery, automotive upholstery and consumer products compete in domestic markets that, to date, have experienced little competition from imports. In these markets, product styling and differentiation, quality and customer service are more significant considerations as compared to more commodity-oriented markets that are more susceptible to import competition. Principal competitors include Guilford of Maine (furniture upholstery), Milliken (furniture and automotive upholstery), Joan Fabrics (furniture and automotive upholstery), Collins and Aikman (automotive upholstery) and Pillowtex (consumer products).

EMPLOYEES

         On January 2, 1999 the Company had 3,918 employees, none of whom were covered by a collective bargaining agreement. Of these employees, 3,570 were employed as hourly associates while 348 were employed as salaried associates. All of the Company's employees are full-time. The Company believes that its employee relations are good.

IMPACT OF YEAR 2000

         The Company presently expects to spend approximately $1.0 million during 1999 to replace or modify its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems. The Company has inventoried all critical financial, human resource, operational and manufacturing systems and has developed detailed plans for the necessary system modifications or replacements. As of the date of this filing, the Company believes it has completed approximately 80% of the new system installations or existing system modifications, and expects to complete the balance of these system changes in fiscal 1999. Testing and certification of all business critical systems is expected to be substantially concluded by September 1999.

         Additionally, the Company is communicating with its suppliers, vendors including machinery manufacturers, and customers to determine the status of their Year 2000 initiatives and appropriate contingency plans are being developed to address identified risks in these areas.

         Executive management regularly reviews the status of its Year 2000 efforts and based on analyses of its own systems and discussions with and surveys of its key vendors and customers, management currently believes that Company information and manufacturing systems affected by Year 2000 issues have been or will be timely identified and that its implementation plans will render all material systems Year 2000 compliant on a timely basis; however, should other entities upon whose systems the Company relies fail to properly address Year 2000 compliance issues, or should key resources required to achieve the initiatives described herein become unavailable or prove to be unreliable, the Company's effectiveness in achieving Year 2000 compliance could be delayed, which could have a material adverse effect on the Company's results of operations. The Company believes its most likely worse case scenario is that disruption of its distribution system would occur, through product delays from suppliers or delayed orders from customers, which could result in the reduction or suspension of the Company's operations. Based upon the efforts already completed, the Company does not believe a formal contingency plan will be required. Individual locations will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates.

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

         Certain of the Company's products, including its electric mattress pads, are sold directly to consumers, and the Company is subject from time to time to product liability claims, as well as inquiries by the Consumer Products Safety Commission. In the opinion of the Company, the resolution of these matters, individually or in the aggregate, will not have a materially adverse effect upon the financial position or results of operations of the Company.

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

         The Company is working under the directions of the North Carolina Department of Environment, Health and Natural Resources and from Guilford County Environmental Health to cleanup groundwater at its Greensboro facility resulting from previously removed leaking underground storage tanks. The Company estimates that remaining costs associated with the cleanup will be less than $100,000. Partial reimbursement has been approved from the North Carolina Underground Storage Tank Trust Fund.

ITEM 2.  PROPERTIES

         The following table sets forth certain information relating to the Company's principal facilities as of January 2, 1999. All of these facilities are owned by the Company, except for the New York sales office, the Columbia executive office, and the Elkin distribution center. The Company's New York sales office is leased for a term expiring in 2005. The Columbia executive office and the Elkin distribution center are each leased for a term expiring in 2000. The Company believes all of its facilities are in good repair and are in suitable condition for the purposes for which they are used.

     LOCATION                                 SQ. FOOTAGE                           USE
     --------                                 -----------                           ---
GREIGE FABRICS DIVISION
-----------------------

  Vance No. 1...................................263,000       Manufacturing (191,000 sq. ft.)
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

   Elkin, NC....................................170,720        Distribution Center

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         None of the issued shares of the Common Stock is publicly held and there is no established published trading market for the Common Stock.

         During the two fiscal years ended January 2, 1999, the Company did not pay any dividends. The Company's ability to pay dividends was subject to limitations in its bank credit agreement and in the indenture pursuant to which its $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 were issued (the "Indenture"). Capitalized terms used in this Item 5 that are not defined in this Report have the same meaning as set forth in the Indenture.

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

         Under a $65 million secured revolving credit facility from The First National Bank of Boston, which serves as the agent bank, NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A. entered into in March 1996 and amended in February 1997 (the "Credit Agreement"), the Company is permitted to pay dividends of up to $3 million in any fiscal year. At January 2, 1999, under the terms of the Indenture the Company could acquire capital stock in an amount of $4.0 million from Management Investors and could pay cash dividends or make other Restricted Payments in an aggregate amount of $11.5 million. However, the limitation on restricted payments contained in the Credit Agreement as then in effect was more restrictive than the limitation contained in the Indenture, so that at January 2, 1999 the Company was able to only pay dividends or make restricted payments of up to $3 million.

ITEM 6.   SELECTED FINANCIAL DATA


         The following table sets forth selected historical financial information for the Company for fiscal years 1994 through 1998, which has been derived from the audited financial statements of the Company for such periods. The information contained in the following table reflects the results of operations of the Clarkesville plant from May 9, 1994, and the former United Elastic Corporation operations from January 3, 1995, the respective dates of acquisition. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company, together with the related notes and independent accountant's report. The Company's consolidated balance sheet as of January 3, 1998 and January 2, 1999, and financial statements for each of the fiscal years in the three-year period ended January 2, 1999, and the independent accountant's report thereon, are included elsewhere in this Report. See "Index to Financial Statements."

                                                                               FISCAL YEAR
                                                       ------------------------------------------------------------
                                                       1994          1995          1996          1997          1998
                                                       ----          ----          ----          ----          ----
STATEMENT OF INCOME DATA                                                  (Dollars in thousands)
Net sales                                           $ 390,067     $ 408,636     $ 374,044     $ 422,722     $ 412,791
Depreciation                                           19,879        22,660        21,968        16,702        16,387
Other cost of sales                                   323,564       345,265       323,920       349,596       345,829
                                                    ---------     ---------     ---------     ---------     ---------
    Gross profit                                       46,624        40,711        28,156        56,424        50,575
Selling, general and administrative expense            31,433        32,704        31,097        32,914        33,586
Restructuring and other nonrecurring charges (1)           --        17,682            --            --           304
                                                    ---------     ---------     ---------     ---------     ---------
    Operating income (loss)                            15,191        (9,675)       (2,941)       23,510        16,685
Other income (expense)
    Interest expense                                  (14,430)      (17,174)      (15,425)      (14,499)      (12,759)
    Other income (expense), net                         1,397         1,406         1,588         2,975         1,013
                                                    ---------     ---------     ---------     ---------     ---------
    Total other income (expense)                      (13,033)      (15,768)      (13,837)      (11,524)      (11,746)
                                                    ---------     ---------     ---------     ---------     ---------
    Income (loss) before income taxes                   2,158       (25,443)      (16,778)       11,986         4,939
Income taxes (benefit)                                    789        (9,500)       (6,115)        4,800         1,900
                                                    ---------     ---------     ---------     ---------     ---------
     Net income (loss)                              $   1,369     $ (15,943)    $ (10,663)    $   7,186     $   3,039
                                                    =========     =========     =========     =========     =========
Ratio of earnings to fixed charges (2)                   1.15x        (0.48)x       (0.09)x        1.83x         1.39x

BALANCE SHEET DATA (AT END OF YEAR)
Current assets                                      $ 137,582     $ 123,281     $ 112,623     $ 104,349     $ 116,424
Property, plant and equipment, net                    135,800       125,774       112,545       103,592        97,018
Other assets                                            8,567         8,053         8,366         8,599         9,724
Total assets                                          281,949       257,108       233,534       216,540       223,166
Current liabilities                                    43,443        42,739        44,117        38,541        39,794
Long-term debt, less current portion                  153,962       154,245       143,749       124,528       124,536
Other liabilities and deferred items                   22,773        17,616        13,823        14,427        16,753
Stockholders' equity                                   61,771        42,508        31,845        39,044        42,083

EBITDA (3)                                          $  36,790     $  14,361     $  21,293     $  43,749     $  34,633
Depreciation and amortization (4)                      20,294        22,670        22,646        17,264        16,935
Capital expenditures                                   28,390         8,850         9,288         8,292        10,322
Ratio of EBITDA to interest expense (5)                  2.67x         1.03x         1.43x         3.15x         2.83x
Ratio of total debt (at end of year) to EBITDA           4.25x        10.80x         6.94x         2.90x         3.60x

--------------------

(1) Represents $4,782 of executive severance charges related to the retirement of Mr. G. T. Williams, the Company's former President and Chief Executive Officer and $12,900 of charges related to the Company's restructuring plan, both recorded in 1995. Also reflects the write-off of transaction costs associated with the terminated merger agreement with CMI Management, Inc. in 1998 of $1,649 and a credit of $1,345 in 1998 related to the previously reported restructuring and severance charges. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

                  History. In 1992, the Company began implementing a strategic plan with the primary goal of becoming the low-cost domestic provider of greige fabrics while achieving greater product diversification through acquisitions. Important elements of this new business strategy included the continued modernization of the Company's manufacturing facilities and the acquisition of certain strategic companies in order to reduce the Company's reliance upon sales of greige fabrics.

                  Chatham Division. In February 1992, CMI acquired the assets of Chatham Manufacturing Company. In addition to increased product diversification, the Chatham acquisition provided the Company with access to markets with greater barriers to entry than the markets of CMI's other businesses. The Chatham Division manufactures fabrics to be sold to the automotive industry, residential and contract furniture upholstery industries, as well as consumer products such as blankets, mattress pads and heated pads. These industry segments are characterized by sophisticated supplier qualification and quality requirements, short order lead times, significant capital requirements and other barriers to entry. Most of the division's products are not sensitive to imports, and in many instances, provide CMI with export opportunities. Nonetheless, Chatham's financial performance deteriorated from 1992 through 1995. In 1993 and 1994, the Chatham Division experienced significant operating disruptions which resulted in excessive off-quality levels and minimum order lead times of up to 26 weeks for furniture fabrics. These disruptions negatively impacted operating margins and the division's ability to service its customers. During 1995, operating margins in the Chatham Division remained substantially below those of CMI's other divisions as it worked to improve its product mix, complete the development of its information systems and correct certain quality and manufacturing inefficiencies.

                  Greige Fabrics Division. Continuing with its acquisition strategy, the Company acquired the Clarkesville Plant in May 1994 which expanded the Company's products to include greige fabrics of 100% synthetic yarns. Because the fabrics produced at Clarkesville are less commodity-oriented, they are more capable of consistently producing higher margins. CMI's Greige Fabrics Division now manufactures light to midweight greige fabrics, including printcloths, broadcloths, twills, crepes and other fabrics of 100% cotton, blends of polyester and cotton and 100% synthetic yarns, The fabrics are sold for use in home furnishings such as sheetings, curtains and mattress ticking, career apparel and various industrial applications including medical and athletic tape. Certain greige fabrics produced by CMI are more commodity oriented, and therefore, more sensitive to general supply and demand levels and the corresponding impact on pricing. In 1995 and 1996, there was an oversupply of greige fabrics which depressed prices and resulted in excess capacity and increased inventory levels. Also in 1995 and 1996, the division was negatively impacted by unprecedented increases in raw material costs.

                  Elastics Fabrics Division. CMI acquired the former United Elastic Corporation operations in January 1995. The United Elastic Corporation acquisitions allowed the Company to further diversify its product offerings to include narrow woven elastics and provide its existing customer base with more value-added products and services. The Elastic Fabrics Division now produces both wide and narrow elastics and manufactures woven, warp knit and circular knit fabrics used in intimate apparel, activewear and industrial/medical markets. The products manufactured in this division are highly engineered and the quality of the fabrics is critical. United Elastic Corporation was in bankruptcy when it was purchased by CMI. Despite the strategic opportunities associated with this acquisition, the negative effects of the bankruptcy on both customers and manufacturing operations have been difficult to overcome.

                  Throughout this time period, the Company continued to upgrade its manufacturing capacity by investing in new equipment capable of producing better quality fabrics more efficiently. Despite these investments and its achieving greater product diversification through acquisitions, CMI's performance continued to deteriorate while asset utilization rates and customer service levels also declined.

                  Restructuring. The Company's disappointing financial performance in 1994 and 1995 forced CMI to make certain changes in senior management and refocus its overall business strategy in late 1995. At that time, CMI initiated a plan ("the Restructuring") to improve operating performance, reduce costs and realign certain resources in order to better serve its customers. The Restructuring consisted of: (1) additional changes in the management of the Company;
         (2) the closing of the Greige Fabrics Division's least efficient manufacturing facility; (3) the consolidation of the Chatham Division's weaving operations in Elkin, North Carolina from three buildings to two buildings; (4) the downsizing of the Company's corporate offices in Columbia, South Carolina and relocation of certain resources back to the operating divisions; (5) the write-off and proposed sale of certain idle and impaired assets; (6) the increased emphasis on customer service and product development investments, particularly with systems and design resources; (7) the sale of excess inventories; and (8) other process improvement initiatives designed to reduce costs, improve customer service levels and maximize returns on current investments. As a result of the Restructuring, the Company recorded a $12.9 million restructuring charge in 1995 relating to severance, retirement, and other nonrecurring charges associated with facility closures and overhead reductions. Each of the restructuring initiatives was completed by the end of 1996. In total, the Company now estimates that over 900 manufacturing and administrative positions out of approximately 5,000 were permanently eliminated.

                  The Restructuring allowed CMI to downsize its corporate offices, eliminate inefficient capacity and reorganize its resources to emphasize customer service and product development. These initiatives have helped position the Company to operate more efficiently and to respond more quickly and cost effectively to market changes and customer demands. The initiatives to reduce inventories and to correct capacity levels relative to market demand, particularly in the Greige Fabrics Division, have resulted in better internal operating disciplines and a significant reduction in CMI's overall investment in working capital. Although supply levels relative to demand for greige fabrics positively impacted the overall market conditions during 1997, market conditions for greige fabrics deteriorated in 1998. Increased imports of lower priced Asian fabrics, excess inventories at key vertical home furnishing customers and a stronger U.S. dollar all have combined to weaken demand, place downward pressure on selling prices and create an oversupply situation in the marketplace similar to that of 1995 and 1996.

                  Operating margins improved significantly in the Chatham Division during 1996 and 1997 in response to the business improvement initiatives and strategic investments in new equipment at its Elkin, North Carolina facility. In light of its improved performance in quality, on-time delivery, product development and order backlog levels, the Chatham Division increased it investments in 1998 in new equipment, new product offerings, new business certifications and new Year 2000 compliant business systems. Although these investments have been disruptive to operations in 1998 and have resulted in lower operating margins despite record sales levels, CMI believes that these investments were critical in order for the Chatham Division to continue as a key supplier in its markets.

                  Although the turnaround of CMI's narrow elastic facility had been slower than that of its other operations, CMI has realized significant operating improvements at this facility in 1998. Consequently, operating margins in the Elastics Division improved for the second consecutive year and CMI believes that additional improvements are possible as the Company continues to realize efficiencies from offering both wide and narrow elasticized fabrics.

                  CMI expects to continue to invest in all three of its divisions going forward in an effort to meet customer demands and market requirements. The Company's efforts will continue to focus on improving returns by being well-positioned to operate a diversified, more value-added product mix and reducing its dependency on the sale of greige fabrics.

                  General Economic Conditions. CMI's operating results are susceptible to fluctuations in the general condition of the United States economy. The ability of CMI to maintain its operating margins during economic downturns is adversely affected by the capital intensive nature of its business. The Company's operating margins may also be negatively impacted by increases in raw material prices, fluctuations in the commodity-oriented market for greige fabrics and the cyclicality of the automotive, home furnishing and apparel industries. These factors may occur despite trends in the general economy of the United States. In 1997, CMI benefited from its restructuring initiatives and the correction of supply levels of greige fabrics relative to market demand, as well as a return to more historical levels of costs for raw material. In 1998, the Company continued to benefit from favorable conditions for raw materials but was negatively impacted by weakening market conditions for greige fabrics. Market conditions have remained difficult for greige fabrics in the first quarter of 1999 and consequently, operating margins are expected to deteriorate despite favorable general economic conditions.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages that certain income and expense items bear to sales for such periods. All years refer to the Company's fiscal years.

                                                                                FISCAL YEAR
                                                                     ----------------------------------
                                                                     1996          1997          1998
                                                                     -----         -----         -----
         Net sales...............................................    100.0%        100.0%        100.0%
         Depreciation............................................      5.8           4.0           4.0
         Other cost of sales.....................................     86.6          82.7          83.8
                                                                     -----         -----         -----
         Gross profit............................................      7.6          13.3          12.2
         Selling, general and administrative expenses............      8.3           7.8           8.1
         Restructuring and other nonrecurring charges............       --            --           0.1
                                                                     -----         -----         -----
         Operating income (loss).................................     (0.7)          5.5           4.0
         Other income (expense)
            Interest expense.....................................     (4.1)         (3.4)         (3.1)
           Other, net............................................      0.4           0.7           0.3
                                                                     -----         -----         -----
         Income (loss) before income taxes ......................     (4.4)          2.8           1.2
         Income taxes (benefit)..................................     (1.6)          1.1           0.5
                                                                     -----         -----         -----
         Net income (loss) ......................................     (2.8)%         1.7%          0.7%
                                                                     =====         =====         =====

   Fiscal Year 1998 Compared to Fiscal Year 1997

         The Company's net sales decreased $9.9 million or 2.3% from $422.7 million in 1997 to $412.8 million in 1998. Sales of the Greige Fabrics Division decreased $23.9 million or 14.0%, sales of the Elastic Fabrics Division increased $1.5 million or 1.6% while sales of the Chatham Division increased $12.5 million or 7.9%. The decrease in sales for the Greige Fabrics Division was primarily attributable to increased imports of lower priced Asian fabrics, excess inventories at key home furnishing customers, and a stronger U.S. dollar which all combined to severely weaken the domestic greige fabrics market. These factors resulted in a 1.0% decrease in average selling prices for lightweight printcloth greige fabrics and a corresponding decrease in sales volume of 11.4%. The increase in sales for the Elastic Fabrics Division was principally attributable to stronger demand for wide warp knit elasticized fabrics. Sales of narrow woven elasticized fabrics rose slightly in 1998, but market conditions for narrow elastics remain soft and sales are still below historical levels. The increase in sales for the Chatham Division consisted primarily of a $12.8 million increase in automotive upholstery sales due to the Company's success in securing new product placements and increasing market share. Sales of furniture fabrics and consumer products remained relatively unchanged from prior year levels. Sales in

1998 were also negatively impacted because of the loss of production and sales associated with 1998 being a 52-week year as compared to 1997, which was a 53-week year.

         In conjunction with the Company's decreased sales, gross profit decreased $5.8 million from $56.4 million in 1997 to $50.6 million in 1998, which resulted in a gross margin decline from 13.3% to 12.2%. The decrease in gross profits was directly attributable to the deteriorating market conditions for greige fabrics which resulted in lower selling prices and forced the Company to curtail its greige operations below capacity. Gross profit in the Elastic Fabrics Division increased due to higher sales while gross margins also improved as a result of better product mix and improved efficiencies at the division's Stuart facility. Gross profit in the Chatham Division decreased despite higher sales as gross margins were negatively affected by manufacturing inefficiencies associated with numerous capital investment projects, charges associated with attaining its QS9000 certification on July 2, 1998 and startup costs associated with developing its new residential upholstery and chenille yarn product offerings. Gross profit in 1998 was also negatively impacted because of the loss of production and sales associated with 1998 being a 52-week year as compared to 1997 which was a 53-week year.

         Selling, general and administrative expenses increased $0.7 million or 2.0% from $32.9 million in 1997 to $33.6 million in 1998. The increase in selling, general and administrative expenses was primarily due to the increased costs associated with the Company's efforts to become year 2000 compliant and an increase in commission or royalty based revenues at the Company's Chatham Division. Additionally, the Company paid approximately $0.9 million in incentive compensation in 1998 as compared to $1.5 million in 1997. The Company continued to realize benefits from its restructuring and downsizing initiatives from prior years, but due to lower sales levels, selling, general and administrative expenses were up from 7.8% of sales in 1997 to 8.1% of sales in 1998.

         In 1998, the Company wroteoff transaction costs associated with the terminated merger agreement with CMI Management, Inc. of $1,649 and reported a credit of $1,345 related to the previously reported restructuring and severance charges. The Company did not have any related items in 1997.

         Interest expense decreased $1.7 million or 12.0% from $14.5 million in 1997 to $12.8 million in 1998. This decrease was due to lower debt balances in 1998 which resulted from the Company's continued earnings and continued efforts to monitor capital spending and working capital levels.

         Income taxes (benefit) as a percent of income (loss) before taxes changed from 40% in 1997 to 38.5% in 1998.

         As a result of the foregoing factors, the Company reported net income of $3.0 million in 1998 as compared to a net income of $7.2 million in 1997.

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

          The Credit Agreement provides for a revolving credit facility of up to $65.0 million, including a letter of credit facility of up to $5.0 million. The borrowings under the Credit Agreement are secured by certain inventories, all receivables and certain intangibles. The amount available under the revolving credit facility is limited to a percentage of the collateral pledged by the Company, as evidenced by a monthly borrowing base certificate to be delivered by the Company, and is reduced by any outstanding letters of credit issued under the letter of credit facility. The maximum and average amounts outstanding during 1998 were $4.4 million and $0.6 million, respectively; at January 2, 1999, no amounts were outstanding.

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

          The Company is required to maintain certain financial ratios, including a minimum tangible net worth of $33.6 million in fiscal 1998, with minimum increases each year thereafter by 50% of the consolidated net income of the Company and certain of its subsidiaries for the previous fiscal year. The Company is required to maintain a minimum interest coverage ratio (EBITDA to interest) of not less than 1.5 to 1 for any four consecutive quarters. The Company must also maintain a fixed charge coverage ratio of 1.0 to 1, meaning that (i) consolidated EBITDA less cash used to pay for taxes and capital expenditures must exceed (ii) all interest plus principal due on long term indebtedness of the Company and its consolidated subsidiaries for any four consecutive fiscal quarters. As of January 2, 1999, the Company was in compliance with all of the covenants under the Credit Agreement.

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

Wachovia Credit Facility

          Under the Wachovia Credit Facility, loan amounts, interest rates and maturities are offered by the bank in its discretion and are accepted by the Company at the time of borrowing, subject to the execution of a note and supporting loan documentation satisfactory to the bank. Borrowings under the Wachovia Credit Facility constitute additional senior indebtedness under the Credit Agreement and are unsecured. The maximum and average amounts outstanding during 1998 were $4.0 million and $1.7 million respectively; at January 2, 1999, no amounts were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998, net cash provided by operations decreased $13.4 million from $28.2 million in 1997 to $14.8 million in 1998, primarily as a result of decreased earnings in 1998 as compared to 1997 and an increase in other current assets consisting of equipment deposits and prepaid employee benefit costs.

         Net cash used in investing activities increased $2.7 million from $7.6 million in 1997 to $10.3 million in 1998 as a result of increased spending on capital improvement projects.

         Net cash used in financing activities decreased $18.8 million from 1997 to 1998. The increase in investment activities noted above coupled with less cash flow from operations enabled the Company to make net repayments of $2.3 million on its revolving credit facilities in 1998 and increase its cash position by $2.2 million.

         Working capital (excluding cash, marketable securities and the current portion of long-term debt) increased $6.4 million from $66.3 million at January 3, 1998 to $72.7 million at January 2, 1999. The increase in working capital resulted from an increase in the Company's other current assets and receivables.

         The Company's primary ongoing cash requirements will be to meet its debt service requirements, invest in capital expenditures and position the Company to respond to better business conditions. The Company currently intends to make capital expenditures of approximately $21.1 million during 1999, of which a portion may be financed with operating lease facilities. The Company's ability to make scheduled payments or to refinance its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent is subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with availability under the Bank Credit Facilities, will be adequate to meet the Company's future liquidity needs, meet its debt service requirements and fund capital expenditures. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Bank Credit Facilities in amounts sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

ENVIRONMENTAL

         Federal and state laws and regulations relating to the discharge of materials into the environment are continually changing; therefore it is difficult to gauge the total future impact of such regulations on the Company. In connection with the acquisition of the Elkin facility, environmental site evaluations were performed by the Company which concluded that some form of groundwater and soil remediation will be required and that some asbestos abatement may be required at the Elkin facility. The Company believes that sufficient amounts are accrued as of January 2, 1999 for the cost of these expenditures. The Company may also have remediation obligations with respect to a previously removed leaking underground storage tank. See "Item 1--Business -- Environmental, Health and Safety, and Other Regulatory Matters." The Company believes that based on all currently available information, the resolution of environmental matters will not have a material adverse effect on the Company. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of potential health hazards of certain business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its Bank Credit Facilities. See "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations--The Notes and Financing Agreements." The Company's Bank Credit Facilities bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by The First National Bank of Boston. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of January 2, 1999, the Company had no outstanding debt balances which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of January 2, 1999, the Company had contracted for 30,698 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $1.1 million on the fair value of the Company's outstanding futures contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements and Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the current executive officers and directors of the Company:

NAME                            AGE      POSITION
----                            ---      --------
Joseph L. Gorga                 46       Director; Chairman, President and  Chief Executive
                                           Officer
James A.  Ovenden               36       Director; Chief Financial Officer, Executive Vice
                                           President and Secretary
Joshua T.  Hamilton             47       Executive Vice President and President, Greige
                                           Fabrics Division
James F. Robbins                45       Executive Vice President and President, Elastic
                                             Fabrics Division
W. James Raleigh                71       Director
Rupinder S. Sidhu               42       Director
Stephen M. McLean               41       Director
Michael H. deHavenon            58       Director

----------------------

         Each member of the Board of Directors holds office until the next annual meeting of the stockholders and until his successor is elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

         Joseph L. Gorga was named Chairman of the Board of Directors, President and Chief Executive Officer and appointed as a director of the Company in November 1995. Prior to 1995, Mr. Gorga joined a predecessor of the Elastic Fabrics Division as its President in 1991.

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

         Rupinder S. Sidhu has served as a director of the Company since 1986. Mr. Sidhu is the President of Merion Capital Management LLC, a private investment company, a position he has held since 1994. He was also a Special Limited partner of Stonington Partners, Inc., a private investment firm, from 1993 through 1994. He has been a member of the Board of Directors of ML Capital Partners, a private investment firm affiliated with ML & Co., since 1987. From 1993 to July 1994, he was a Partner of ML Capital Partners and a Senior Vice President of MLCP from 1987 to 1994. Mr. Sidhu was also a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1994, a Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1989 to 1994. Mr. Sidhu is currently a director of Gemini Industries, Inc. and Paymentech Inc.

         Stephen M. McLean has served as a director of the Company since 1992. Mr. McLean is a Partner and a Director of Stonington Partners, Inc., a private investment firm, a position that he has held since 1993 and is a Partner and a Director of Stonington Partners, Inc. II. He has also been a member of the Board of Directors of ML Capital Partners, a private investment firm affiliated with Merrill Lynch & Co., Inc. since 1987. Mr. McLean was a partner of ML Capital Partners from 1993 to July 1994. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, from 1987 to 1994. Mr. McLean is a director of Dictaphone Corporation, Merisel, Inc., Packard BioScience Company, Pathmark Stores, Inc. and Supermarkets General Holding Corporation.

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

ITEM 11.   EXECUTIVE COMPENSATION

         Compensation Summary. The following table shows, for the last three fiscal years of the Company, annual compensation paid by the Company to Joseph
L. Gorga, the President and Chief Executive Officer and the three other executive officers of the Company serving at the end of the 1998 fiscal year (collectively, the "Named Executive Officers").

                                          Summary Compensation Table(1)
                                                                                      Long Term
                                                                                     Compensation
                                            Annual Compensation                         Awards
                                 -----------------------------------------------     ------------
                                                                    Other Annual      Securities       All Other
                                            Salary        Bonus     Compensation      Underlying      Compensation
Name and Principal Position      Year        ($)          ($)(2)        ($)(3)        Options (#)         ($)
---------------------------      ----       ------        ------    ------------      -----------     ------------
Joseph L. Gorga                  1998       395,000      175,000        20,800                --            --
  President and Chief            1997       354,737      325,000        20,550                --            --
  Executive Officer              1996       325,000      185,000        15,400            40,000            --

James A. Ovenden                 1998       250,000      100,000        15,000                --            --
  Executive Vice President       1997       242,770      150,000        14,750                --            --
  and Chief Financial Officer    1996       225,000       75,000        10,740            15,000            --

Joshua T. Hamilton               1998       220,000       30,000        13,200                --            --
  President, Greige Fabrics      1997       208,987       75,000        12,660                --            --
                                 1996       200,000           --        11,600                --            --

James F. Robbins                 1998       232,000      100,000        13,920                --            --
  President, Elastic Fabrics     1997       220,000       80,000        13,200            10,000            --
                                 1996       200,000       20,000        11,400                --            --

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

         Stock Option Exercises. The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers as of January 2, 1999. None of the Named Executive Officers exercised any options during the Company's 1998 fiscal year.

                                          Aggregated Fiscal Year End Option Values
                                          ----------------------------------------
                                                      Number of Unexercised               Value of Unexercised
                                                   Options at Fiscal Year End            In-the-Money Options at
                                                            (#)                       Fiscal Year End ($)(1)
              Name                                 Exercisable/Unexercisable          Exercisable/Unexercisable
         ----------------                          -------------------------          -------------------------
         Joseph L. Gorga                                     75,000/0                              $0/$0
         James A. Ovenden                                    45,000/0                              $0/$0
         Joshua T. Hamilton                                        --                                 --
         James F. Robbins                                    10,000/0                              $0/$0

--------------------
(1) Calculated based on the difference between the estimated value of the Common Stock underlying the options at January 2, 1999 and the exercise price. Because the Common Stock is privately held and not listed on any securities exchange, the fair market value of the Common Stock is not readily ascertainable. Management's estimate of the value of the Common Stock underlying the options includes a discount to reflect the lack of a public market for the Common Stock and the restrictions applicable to the Common Stock held by Management Investors pursuant to the terms of the Management Subscription Agreements and the Restated Stockholders Agreement. See "--Management Subscription Agreements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

         Compensation Committee Interlocks and Insider Participation. During the 1998 fiscal year, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Rupinder S. Sidhu, Stephen H. McLean, Michael H. deHavenon and Joseph L. Gorga. Mr. Gorga is the President and Chief Executive Officer of the Company. Messrs. Sidhu, McLean and deHavenon are not, and have not been at any time, either officers or employees of the Company. Messrs. Sidhu and McLean are affiliated with ML Capital Partners or ML & Co. ML Capital Partners, through various affiliates, beneficially owns 58.7% of the outstanding shares of Common Stock.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of January 2, 1999 of all stockholders known by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock, of each director of the Company, each Named Executive Officer named in the Summary Compensation Table, and of all directors and executive officers as a group.


                                                            SHARES BENEFICIALLYOWNED
                                                            ------------------------
                                                            NUMBER            PERCENT
                                                           OF SHARES         OF TOTAL
                                                           ---------         --------
Merrill Lynch Capital Partners, Inc.(1)(2)..............     994,387           58.7%
  767 Fifth Avenue
  48th Floor
  New York, NY 10153
Steve F.  Warren(3).....................................     120,000            7.1%
  2 Baywater Lane
  Greensboro, NC  27408
G. Thaddeus Williams....................................      97,000            5.7%
  333 Spring Lake Road
  Columbia, SC 29206
Joseph L.  Gorga(4).....................................      80,000            4.5%
W. James Raleigh(5).....................................      60,000            3.5%
James A.  Ovenden(6)....................................      55,000            3.2%
Joshua T.  Hamilton(7)..................................      16,000               *
James F. Robbins (8)....................................      10,000               *
Michael H. deHavenon....................................       4,081               *
Rupinder S.  Sidhu......................................          --              --
Stephen M.  McLean......................................          --              --
M. S.  Bailey and Son Bankers, as Trustee...............     126,698            7.5%
  211 North Broad Street
  Clinton, SC 29325

All directors and executive officers as a group
  (8  persons)(4)(5)(6)(7)(8)...........................     221,748           12.2%

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

(4) Amounts for Mr. Gorga include 75,000 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(5) Amounts for Mr. Raleigh do not include 60,000 shares of Common Stock held by a trust for the benefit of Mr. Raleigh's children, as to which Mr. Raleigh disclaims beneficial ownership.

(6) Amounts for Mr. Ovenden include 45,000 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(7) Amounts for Mr. Hamilton do not include 4,000 shares of Common Stock held by a trust for the benefit of Mr. Hamilton's children, as to which Mr. Hamilton disclaims beneficial ownership.

(8) Amounts for Mr. Robbins represent shares issuable upon exercise of presently exercisable options to acquire common stock.

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

          Market Making Activities. In October 1993, ML & Co. underwrote a public offering of the Notes. The Company used the proceeds of the Offering, together with initial borrowings under a credit agreement, to refinance the indebtedness outstanding under certain subsidiary loan agreements and to call the Clinton Debentures for redemption. ML & Co. received an underwriting discount of $3,046,875 in connection with the Offering. The Company has agreed, if required by ML & Co., to maintain the effectiveness of the registration statement pursuant to which the Notes were registered with the Commission to enable ML & Co. to make a market in the Notes. The Company also agreed to indemnify ML & Co. against certain liabilities, including liabilities under the federal securities laws. For a discussion of the relationship between each of ML & Co. and its affiliates and the Company, see "Item 12--Security Ownership of Certain Beneficial Owners and Management."

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

           4.8 --          Tender offer to Purchase for Cash Any and All
                           Outstanding 9-1/2% Senior Subordinated Notes Due 2003
                           issued by CMI Industries, Inc. and Solicitation of
                           Consents to Amendments of the Indenture.
                           (11)

           4.9  --         First Supplemental Indenture of CMI Industries, Inc.
                           9-1/2% Senior Subordinated Notes Due 2003 dated as of
                           June 17, 1998, Supplementing the Indenture of October
                           28, 1993. (11)

           4.10 --         Termination of Tender Offer and Consent
                           Solicitation relating to the $125 million Principal
                           Amount 9-1/2% Senior Subordinated Notes due 2003
                           issued by CMI Industries, Inc. (12)


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

          10.15 --         Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 2, 1994 pursuant to the
                           CMI Industries, Inc. 1994 Stock Option Plan (5)*

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

          10.25 --         Amendment No. 1 to Amended and Restated Employment
                           Agreement between CMI Industries, Inc., and Joseph L.
                           Gorga dated September 30, 1997 (10)*

          10.26 --         Amendment No. 1 to Amended and Restated Employment
                           Agreement between CMI Industries, Inc., and James A.
                           Ovenden dated September 30, 1997 (10)*

          10.27 --         Agreement Regarding Restriction of Shares of CMI
                           Industries, Inc. Common Stock between CMI Industries,
                           Inc. and Joseph L. Gorga dated October 21, 1997 (10)*

          10.28 --         Merger Agreement by and among CMI Management, Inc.,
                           CMI Acquisitions, Inc. and CMI Industries, Inc. dated as of May 15, 1998. (11)

          10.29 --         Dealer Manager Agreement Between NationsBanc
                           Montgomery Securities LLC and CMI Industries, Inc.
                           dated May 29, 1998. (11)

          10.30 --         Letter dated February 25, 1999 from CMI Management,
                           Inc. terminating the Merger Agreement by and among CMI Management, Inc., CMI Acquisitions, inc., and CMI
                           Industries, Inc. (filed with this Report)

          10.31--          Letter dated February 25, 1999 from CMI
                           Industries, Inc. terminating the dealer manager engagement letter with NationsBanc Montgomery
                           Securities, LLC dated March 31, 1998. (filed with this Report)

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

            (11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on August 7, 1998 and incorporated herein by this reference.

            (12) Filed as an exhibit to the Company's Report on Form 8-K on August 10, 1998 and incorporated herein by this reference.

            * Identifies a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

      (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the Company's 1998 fiscal year.

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

                                         CMI INDUSTRIES, INC.

Date:  March 29, 1999                    /s/ JOSEPH L. GORGA
                                         --------------------------------
                                         Joseph L. Gorga, President
                                         and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                            DATE


/s/ JOSEPH L. GORGA                 President, Chief Executive          March 29, 1998
-------------------------           Officer, and Director
Joseph L. Gorga


/s/ JAMES A OVENDEN                 Principal Financial and             March 29, 1999
-------------------------           Accounting Officer, and Director
James A. Ovenden


/s/ W. JAMES RALEIGH                Director                            March 29, 1999
-------------------------
W. James Raleigh


/s/ RUPINDER S. SIDHU               Director                            March 29, 1999
-------------------------
Rupinder S. Sidhu


/s/ STEPHEN M. MCLEAN               Director                            March 29, 1999
-------------------------
Stephen M. McLean


/s/ MICHAEL H. DEHAVENON            Director                            March 29, 1999
-------------------------
Michael H. deHavenon

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CMI INDUSTRIES, INC. AND SUBSIDIARIES

          Financial Statements:

Report of Independent Public Accountants ............................................    50

Consolidated Balance Sheets as of December 28, 1996 and January 3, 1998 .............    51

Consolidated Statements of Operations for the years ended December 30, 1995,
          December 28, 1996, and January 3, 1998 ....................................    52

Consolidated Statements of Changes in Stockholders' Equity for the years
          ended December 30, 1995, December 28, 1996 and January 3, 1998 ............    53

Consolidated Statements of Cash Flows for the years ended December 30, 1995,
          December 28, 1996 and January 3, 1998 .....................................    54

Notes to the Consolidated Financial Statements ......................................    55


          Schedules:

Schedule V - Property, Plant and Equipment for the years ended December 30, 1995,
          December 28, 1996 and January 3, 1998 .....................................    68

Schedule  VI - Accumulated Depreciation and Amortization of Property, Plant and
          Equipment for the years ended December 30, 1995, December 28, 1996
          and January 3, 1998 .......................................................    69

Schedule VIII - Valuation and Qualifying Accounts for the years ended
          December 30, 1995, December 28, 1996 and January 3, 1998 ..................    70

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
CMI Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CMI Industries, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMI Industries, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


                                                     /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 12, 1999.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 3, 1998 AND JANUARY 2, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  1997        1998
                                                                --------    --------
ASSETS
Current Assets:
    Cash and cash equivalents                                   $  1,729    $  3,911
    Receivables, net                                              47,762      50,884
    Inventories, net                                              53,927      54,198
    Other current assets                                             931       7,431
                                                                --------    --------
         Total current assets                                    104,349     116,424

Property, plant and equipment, net                               103,592      97,018
Intangible and other assets, net                                   8,599       9,724
                                                                --------    --------

                                                                $216,540    $223,166
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Book overdraft                                              $  6,023    $ 12,247
    Current portion of long-term debt                              2,204          --
    Accounts payable                                              15,685      13,914
    Accrued expenses, including restructuring charges             14,488      13,633
    Income taxes payable                                             141          --
                                                                --------    --------
         Total current liabilities                                38,541      39,794

Long-term debt                                                   124,528     124,536
Deferred income taxes                                              1,245       4,506
Other liabilities                                                 13,182      12,247
                                                                --------    --------
                                                                 138,955     141,289

Commitments and contingencies

Stockholders' Equity:
    Common stock of $1 par value per share; 2,100,000 shares
       authorized, 1,695,318 shares issued and outstanding         1,695       1,695
    Paid-in capital                                               11,358      11,358
    Retained earnings                                             25,991      29,030
                                                                --------    --------
         Total stockholders' equity                               39,044      42,083
                                                                --------    --------

                                                                $216,540    $223,166
                                                                ========    ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                OPERATIONS FOR THE YEARS ENDED DECEMBER 28, 1996,
                       JANUARY 3, 1998 AND JANUARY 2, 1999
                                 (IN THOUSANDS)

                                                     1996          1997          1998
                                                  ---------     ---------     ---------
Net sales                                         $ 374,044     $ 422,722     $ 412,791
Cost of sales                                       345,888       366,298       362,216
                                                  ---------     ---------     ---------
Gross profit                                         28,156        56,424        50,575
Selling, general and administrative expenses         31,097        32,914        33,586
Writeoff of merger costs                                 --            --         1,649
Credits to restructuring and severance charges           --            --        (1,345)
                                                  ---------     ---------     ---------
         Operating income (loss)                     (2,941)       23,510        16,685
                                                  ---------     ---------     ---------

Other income (expenses):
    Interest expense                                (15,425)      (14,499)      (12,759)
    Other, net                                        1,588         2,975         1,013
                                                  ---------     ---------     ---------
         Total other expenses, net                  (13,837)      (11,524)      (11,746)

     Income (loss) before income taxes              (16,778)       11,986         4,939

Income tax provision (benefit)                       (6,115)        4,800         1,900
                                                  ---------     ---------     ---------


     Net income (loss)                            $ (10,663)    $   7,186     $   3,039
                                                  =========     =========     =========









The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999
                                 (IN THOUSANDS)



                                      COMMON STOCK                                   TOTAL
                                    ----------------     PAID-IN     RETAINED    STOCKHOLDERS'
                                    SHARES    AMOUNT     CAPITAL     EARNINGS       EQUITY
                                    ------    ------     -------     --------    -------------
Balance as of December 30, 1995     1,690     $1,690     $11,350     $ 29,468      $ 42,508
  Net loss                             --         --          --      (10,663)      (10,663)
                                    -----     ------     -------     --------      --------
Balance as of December 28, 1996     1,690     $1,690     $11,350     $ 18,805      $ 31,845
  Sale of common stock                  5          5           8           --            13
  Net income                           --         --          --        7,186         7,186
                                    -----     ------     -------     --------      --------

Balance as of January 3, 1998       1,695     $1,695     $11,358     $ 25,991      $ 39,044
  Net income                           --         --          --        3,039         3,039
                                    -----     ------     -------     --------      --------

Balance as of January 2, 1999       1,695     $1,695     $11,358     $ 29,030      $ 42,083
                                    =====     ======     =======     ========      ========










The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 28, 1996,
                       JANUARY 3, 1998 AND JANUARY 2, 1999
                                 (in thousands)

                                                              1996          1997          1998
                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(10,663)     $  7,186      $  3,039
Adjustments to reconcile net income (loss) to net cash
provided  by operating activities:
    Depreciation and amortization                             23,226        17,868        17,447
    (Gain) loss on disposal of equipment                        (109)         (678)           --
    Changes in assets and liabilities:
      Receivables                                              3,175          (253)       (3,122)
      Inventories                                              8,908         4,216          (271)
      Other current assets                                     3,731           657        (6,500)
      Intangible and other assets                               (817)         (758)       (1,579)
      Book overdraft                                          (1,726)       (5,477)        6,224
      Accounts payable                                         2,057           157        (1,771)
      Accrued expenses, including restructuring charges       (2,100)        1,399          (855)
      Income taxes payable                                        --           141          (141)
      Deferred income taxes                                   (6,491)        4,384         3,261
      Other liabilities                                         (441)         (641)         (935)
                                                            --------      --------      --------
          Net cash provided by operating activities           18,750        28,201        14,797
                                                            --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net               (9,288)       (7,614)      (10,322)
                                                            --------      --------      --------
          Net cash used in investing activities               (9,288)       (7,614)      (10,322)
                                                            --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facilities                 (7,445)      (21,115)       (2,293)
Sale of common stock to management                                --            13            --
                                                            --------      --------      --------
          Net cash used in financing activities               (7,445)      (21,102)       (2,293)
                                                            --------      --------      --------

Net increase (decrease) in cash and cash equivalents           2,017          (515)        2,182
Cash and cash equivalents, beginning of period                   227         2,244         1,729
                                                            --------      --------      --------
Cash and cash equivalents, end of period                    $  2,244      $  1,729      $  3,911
                                                            ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                $ 15,211      $ 14,035      $ 12,233
                                                            ========      ========      ========
    Income taxes                                            $     --      $     --      $  2,068
                                                            ========      ========      ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

PRIOR-YEAR RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

OTHER

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related information," both of which the Company adopted in its 1998 fiscal year. The Company is required to report comprehensive income, which is the total of net income and certain other nonowner changes in shareholders' equity. The implementation of the statement did not have a material impact on the Company's financial position or results of operations. The Company does not presently have any items affected by this statement. SFAS No. 131, among other things, establishes standards for reporting financial information about operating segments, defined as components of an enterprise about which separate financial information is available to the chief operating decision maker for purposes of assessing performance and allocating resources.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required in its interim financial statements for the first quarter of 2000.

3.  LONG-TERM DEBT

In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Offering was completed through an underwriter which is affiliated with the Company's principal shareholders. The Notes are general unsecured obligations of the Company and are due October 1, 2003. The Notes' interest is payable semiannually, and are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,536 at January 2, 1999, is presented net of $464 of unamortized bond issue discount that is being amortized over the period to maturity.

The latest information available indicates the fair value of the Company's Notes was $118,750 at January 2, 1999. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The Company had credit agreements at January 2, 1999 which provided a secured revolving credit facility of $65,000, including a letter of credit facility of up to $5,000, and a Wachovia Bank of South Carolina credit facility, which provided an unsecured, uncommitted line of credit of $4,000. The borrowings under the secured revolving credit facility are secured by all inventories, all receivables, and certain intangibles. The secured revolving credit facility matures on January 15, 2000.

Long-term debt at January 3, 1998 and January 2, 1999 consisted of:

                                                   1997          1998
                                                ---------      --------
Borrowings under credit agreements:
    Secured revolving credit facility           $      88      $     --
    Unsecured Wachovia Bank credit facility         2,204            --
Senior subordinated notes, net                    124,440       124,536
                                                ---------      --------
                                                  126,732       124,536

Less current portion                               (2,204)           --
                                                ---------      --------

     Long-term debt                             $ 124,528      $124,536
                                                =========      ========

The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of January 2, 1999, the Company could have borrowed an additional $48,982 under the facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate.

The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of January 2, 1999, the Company was authorized to pay up to $3,000 in cash dividends or capital stock repurchases. At January 2, 1999, the Company was in compliance with all covenants under all credit agreements.

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


4.  INCOME TAXES

Components of income tax expense (benefit) for the years ended December 28, 1996, January 3, 1998 and January 2, 1999, consisted of the following:

                                    FEDERAL          STATE            TOTAL
                                    -------          -----            -----
         1996:
            Current                 $    --         $    --         $    --
            Deferred                 (5,705)           (410)         (6,115)
                                    -------         -------         -------
                                    $(5,705)        $  (410)        $(6,115)
                                    =======         =======         =======
         1997:
            Current                 $   141         $    --         $   141
            Deferred                  3,934             725           4,659
                                    -------         -------         -------
                                    $ 4,075         $   725         $ 4,800
                                    =======         =======         =======
         1998:
            Current                 $    --         $    --         $    --
            Deferred                  1,679             221           1,900
                                    -------         -------         -------
                                    $ 1,679         $   221         $ 1,900
                                    =======         =======         =======

Alternative minimum taxes that have been paid as of January 2, 1999 and are available indefinitely as carryforward credits for future federal income taxes aggregated approximately $7,523. Such carryforward credits have been considered in the determination of the net deferred income tax liability at January 2, 1999.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1996, 1997 and 1998 to income (loss) before income taxes as a result of the following:

                                                                     1996           1997          1998
                                                                     ----           ----          ----
Computed "expected" tax expense (benefit)                          $(5,705)        $4,075        $1,679
Increase in income taxes resulting from:
      State income taxes, net of federal income tax benefit           (554)           396           163
      Other, net                                                       144            329            58
                                                                   -------         ------        ------
Total income tax expense (benefit)                                 $(6,115)        $4,800        $1,900
                                                                   =======         ======        ======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability at January 3, 1998, and January 2, 1999 relate to the following:

                                                                          1997             1998
                                                                        --------         --------
Plant & equipment, principally due to difference in depreciation
      methods                                                           $ 16,709         $ 15,231
Benefit of net operating loss for tax purposes                            (6,307)            (169)
Alternative minimum tax credits                                           (5,403)          (7,523)
Accrued expenses not currently deductible and other, net                  (3,754)          (3,033)
                                                                        --------         --------
Net deferred income tax liability                                       $  1,245         $  4,506
                                                                        ========         ========

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

The following table sets forth the funded status of the plans and amounts recognized in the accompanying consolidated balance sheets at December 28, 1996, January 3, 1998, and January 2, 1999:

                                                                 1996             1997             1998
                                                              --------         --------         --------
Change in benefit obligation
      Benefit obligation at end of prior fiscal year          $ 37,277         $ 33,044         $ 35,823
      Interest cost                                              2,650            2,394            2,416
      Net actuarial (gain)/loss                                 (1,415)           6,381            2,083
      Benefits paid                                             (5,468)          (5,996)          (4,116)
                                                              --------         --------         --------
      Benefit obligation at end of year                       $ 33,044         $ 35,823         $ 36,206
                                                              ========         ========         ========

Change in plan assets
      Fair value of assets at end of prior fiscal year        $ 37,304         $ 38,155         $ 40,325
      Actual return on plan assets                               6,318            8,166            4,181
      Benefits paid                                             (5,467)          (5,996)          (4,116)
                                                              --------         --------         --------
      Fair value of assets at end of year                     $ 38,155         $ 40,325         $ 40,390
                                                              --------         --------         --------

Funded status                                                 $  5,111         $  4,502         $  4,184
      Unrecognized net actuarial (gain)/loss                    (3,807)          (2,352)          (1,045)
                                                              --------         --------         --------
      Prepaid pension cost                                    $  1,304         $  2,150         $  3,139
                                                              ========         ========         ========

Net pension expense (income) consists of the following components:

                                                          1996            1997            1998
                                                        -------         -------         -------
Service cost - benefits earned during the period        $    --         $    --         $    --
Interest cost on projected benefit obligation             2,650           2,394           2,416
Actual return on plan assets                             (6,318)         (8,166)         (4,181)
Net amortization                                          3,037           4,926             776
                                                        -------         -------         -------
Net pension expense (income)                            $  (631)        $  (846)        $  (989)
                                                        =======         =======         =======


The assumptions used in determining the actuarial present value of benefit obligations and the net periodic pension costs are as follows:

                                                                  1996            1997            1998
                                                                -------         -------         -------
     Expected long-term return on assets - both plans              9.0%            9.0%            9.0%
     Weighted average discount rate                               7.75%           7.25%           6.75%

The plans' assets include marketable equity securities, guaranteed interest contracts, and corporate and government debt securities.

The Company had a contributory Profit Sharing and Retirement Savings Plan for the employees of Chatham. The Plan provided for contributions to the Plan by the Company as designated by the Board of Directors and voluntary contributions by the employees from 1% to 10% of their compensation. Effective January 1, 1995, this plan was amended and restated, converting it into The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's associates. Under the 401(k) Plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating associates. Additionally, the Company can make additional contributions at the discretion of the Board of Directors. The Company's matching contributions totaled $1,105 for 1996, $1,156 for 1997, and $1,167 for 1998.

The Company is substantially self-insured for employee health and workers' compensation benefits. Provision for claims under these self-insured programs is recorded based upon actuarially determined estimates of the aggregate liability for claims incurred. The Company has accrued $3,320 and $3,350 for payments under these plans at January 3, 1998 and January 2, 1999, respectively.

In connection with the acquisition of Chatham, the Company assumed obligations under a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified plan that provides certain current and former Chatham officers defined pension benefits in excess of limits imposed by federal tax law. At January 3, 1998, and January 2, 1999, the accrued SERP liability was $3,360 and $3,320, respectively, which equals the projected benefit obligation and is included in other liabilities in the accompanying balance sheets. The expense was $291, $246 and $263 for the periods ended December 28, 1996, January 3, 1998, and January 2, 1999, respectively. An irrevocable trust has been established to hold certain assets of the Company (life insurance contracts with a net cash value of $1,604 at January 2, 1999) as a reserve for the discharge of liabilities under the plan.

The 1989 CMI Industries, Inc. Non-Qualified Stock Option Plan provided for the grant of up to 35,000 shares of common stock for $25 per share. All of the options granted under this plan are fully vested. In 1992, Chatham's Board of Directors adopted the Chatham Manufacturing, Inc. 1992 Non-Qualified Stock Option Plan which provided for the grant of up to 140,000 shares of Chatham common stock. Options for 9,000 shares vest upon the attainment of levels of earnings as defined in the agreement or at the end of 10 years, whichever occurs first, while 60,000 shares vested immediately, 26,000 shares were vested in 1993, and 8,000 shares were vested in 1994. Options to purchase Chatham common stock were converted to options to purchase the Company's stock. In 1996, the Company granted the remaining 37,000 shares from the 1992 Plan and vested the recipients' interest in these shares immediately. In 1994, the Company adopted the 1994 CMI Industries, Inc. Stock Option Plan which provided for the grant of up to 50,000 shares of the Company's stock. Options for 2,000 shares were granted and vested immediately in 1994 pursuant to the 1994 Plan. In 1995, options for 30,000 shares were granted pursuant to the 1994 Plan, with vesting upon the attainment of certain earnings levels as defined in the agreement or at the end of ten years, whichever comes first. In 1996, the Company granted the remaining 18,000 shares from the 1994 Plan and vested the recipients' interest in these shares immediately. As of January 2, 1999, options to acquire 180,000 shares of the Company's common stock were outstanding. Exercise prices of the options range from $25 to $45 per share. Management has determined that no compensation expense should be recorded based on these options. Since the inception of these plans, no options have been exercised. The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, there would not have been a material impact on the Company's net income.

6. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS

Receivables, inventories, other current assets, property, plant and equipment, and intangible and other assets at January 3, 1998 and January 2, 1999 consisted of the following:

                                                                          1997            1998
                                                                       ---------       ---------
Receivables:
      Trade                                                            $  48,240       $  47,756
      Income tax receivable                                                   --           3,311
      Other                                                                  722           1,017
                                                                       ---------       ---------
                                                                          48,962          52,084
Less allowance for doubtful accounts                                      (1,200)         (1,200)
                                                                       ---------       ---------
                                                                       $  47,762       $  50,884
                                                                       =========       =========
Inventories:
      Raw materials                                                    $  11,474       $   9,754
      Work-in-progress                                                    19,312          19,386
      Finished goods                                                      18,729          20,716
      Supplies                                                             4,412           4,342
                                                                       ---------       ---------
                                                                       $  53,927       $  54,198
                                                                       =========       =========

Other current assets:
      Prepaid employee benefit costs                                         772           4,669
      Deposits for equipment purchases                                        --           2,422
      Other                                                                  159             340
                                                                       ---------       ---------
                                                                       $     931       $   7,431
                                                                       =========       =========
Property, plant and equipment:
      Land and land improvements                                       $   3,332       $   3,326
      Buildings and leasehold improvements                                38,725          40,049
      Machinery and equipment                                            202,199         207,923
      Construction in progress                                             3,500           4,967
                                                                       ---------       ---------
                                                                         247,756         256,265
      Less accumulated depreciation and amortization                    (144,164)       (159,247)
                                                                       ---------       ---------
                                                                       $ 103,592       $  97,018
                                                                       =========       =========
Intangible and other assets:
      Debt issuance costs                                              $   2,365       $   1,951
      Cash value of life insurance, net of policy loans of $3,665
        at January 3, 1998 and $4,177 at January 2, 1999                   1,695           1,755
      Prepaid pension cost                                                 2,150           3,139
      Other                                                                2,389           2,879
                                                                       ---------       ---------
                                                                       $   8,599       $   9,724
                                                                       =========       =========

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at January 3, 1998, and January 2, 1999 consist of the following:

                                                         1997         1998
                                                        -------      -------
     Accrued interest                                   $ 3,139      $ 3,142
     Accrued compensation                                 2,937        1,608
     Environmental cleanup accrual                          251          408
     Reserve for self insurance                           3,320        3,350
     Accrued restructuring charges                          905          118
     Other                                                3,936        5,007
                                                        -------      -------
         Total accrued expenses                         $14,488      $13,633
                                                        =======      =======

     Accrued SERP, deferred compensation and other      $ 8,101      $ 8,592
     Accrued severance liability                          1,998          813
     Environmental cleanup accrual                        3,083        2,842
                                                        -------      -------
         Total noncurrent other liabilities             $13,182      $12,247
                                                        =======      =======


8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases certain office facilities and equipment under various operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at January 2, 1999:

               1999                                                $  4,196
               2000                                                   3,466
               2001                                                   3,188
               2002                                                   2,290
               2003                                                   1,080
               Thereafter                                               788
                                                                    -------

               Total minimum lease payments                         $15,008
                                                                    =======

Rental expense was $1,581 for 1996, $2,152 for 1997, and $3,003 for 1998. The
majority of these leases require the Company to pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

Environmental site evaluations have been performed which concluded that some form of groundwater and soil remediation will be required by the Company. The Company has initiated various remediation projects and continues to monitor these projects on an ongoing basis. Additionally, the Company may be required to perform asbestos abatement. The Company believes that sufficient amounts are accrued as of January 2, 1999 for the cost of these expenditures.

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

As of January 2, 1999 the Company was committed to future capital expenditures of $9,565.

The Company purchases significant amounts of cotton, one of its primary raw materials, through commodity contracts. At January 2, 1999, all fixed contracts were at prices which approximated or were below current market prices, or were purchased to hedge firm sales orders from customers in which the Company believes it has maintained margins at, or above, recent levels. The Company's financial results are impacted by the variability of cotton and other raw material prices.

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


9.  RESTRUCTURING CHARGES AND ACCRUED SEVERANCE LIABILITY

In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were completed by December 1996. In the Greige Fabrics Division, the Company closed one of its manufacturing facilities and disposed of idle equipment and inventories. In the Finished Fabrics Division, the Company consolidated certain operations and disposed of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consist of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation, and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995.

In August 1995, the former President and Chief Executive Officer retired from the Company. In connection with the retirement, the Company reported a severance charge in the Company's 1995 statement of operations of $4,782 which included certain retirement benefits, salary, life insurance, consulting fees and other items.

In connection with the restructuring and severance charges reported in 1995, the Company made certain estimates concerning the net realizable value of disposing of certain assets and the amount required to ultimately fund certain benefits. In 1998, the Company recognized that its losses or expenses associated with these estimates were overstated and consequently has reported a credit to the restructuring and severance charges of $1,345 in the accompanying 1998 statement of operations. As of January 2, 1999, the Company has reported $118 of restructuring related accruals and $813 of severance liabilities to the former President and Chief Executive Officer which the Company expects to fund from operations or amounts available under the Credit Agreement.

10.  WRITE-OFF OF MERGER COSTS

During 1998, the Company evaluated various alternative changes to its capital structure, including a possible merger in which the Company entered into a merger agreement with an acquisition company formed by senior management. As part of the proposed transaction, the Company would have been recapitalized whereby all of the outstanding indebtedness would have been refinanced using borrowings under a new credit facility, the proceeds of anticipated equity financing and the proceeds of satisfactory debt financing. The parties ultimately terminated the merger agreement because of unsatisfactory market conditions for obtaining the financing. As part of evaluating various possibilities to changing its capital structure and negotiating the merger agreement, the Company incurred legal, accounting and professional advisory fees amounting to $1,649 which the Company has written off and reported as a charge to earnings in 1998.

11.  SEGMENT INFORMATION

The Company manages its businesses through three operating divisions: the Greige Fabrics Division, the Elastic Fabrics Division, and the Chatham Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. The Chatham Division produces upholstery fabrics used in the automotive and furniture industries; and consumer products used in the home textile industry. Information about the Company's three segments and the items necessary to reconcile this information to the Company's consolidated results are as follows:

                                                          1996             1997             1998
                                                       ---------        ---------        ---------
Net sales
     Greige                                            $ 156,793        $ 171,010        $ 147,066
     Chatham                                             126,985          157,781          170,290
     Elastics                                             90,266           93,931           95,435
                                                       ---------        ---------        ---------
        Total                                          $ 374,044        $ 422,722        $ 412,791
                                                       =========        =========        =========

Operating income (loss) before nonrecurring items
     Greige                                            $  (5,809)       $  14,384        $   9,629
     Chatham                                               3,119            5,211            1,946
     Elastics                                              5,984            8,415            9,646
     Corporate                                            (6,235)          (4,500)          (4,232)
                                                       ---------        ---------        ---------
        Total                                             (2,941)          23,510           16,989

Nonrecurring items                                            --               --              304
Interest expense                                          15,425           14,499           12,759
Other expense (income), net                               (1,588)          (2,975)          (1,013)
                                                       ---------        ---------        ---------

Income before income taxes                             $ (16,778)       $  11,986        $   4,939
                                                       =========        =========        =========

Operating margin before nonrecurring items
        Greige                                             (3.70)            8.41             6.55
        Chatham                                             2.46             3.30             1.14
        Elastics                                            6.63             8.96            10.11
                                                       ---------        ---------        ---------
        Total                                              (0.79%)           5.56%            4.12%
                                                       =========        =========        =========

Identifiable assets
     Greige                                            $  92,020        $  82,955        $  77,383
     Chatham                                              78,314           78,750           80,433
     Elastics                                             46,916           42,090           42,394
     Corporate                                            16,284           12,745           22,956
                                                       ---------        ---------        ---------
        Total                                          $ 233,534        $ 216,540        $ 223,166
                                                       =========        =========        =========

Depreciation and amortization
     Greige                                            $  13,485        $   9,246        $   8,811
     Chatham                                               4,720            4,519            4,846
     Elastics                                              3,762            3,104            2,920
     Corporate                                             1,259              999              870
                                                       ---------        ---------        ---------
        Total                                          $  23,226        $  17,868        $  17,447
                                                       =========        =========        =========

Capital expenditures
     Greige                                            $   2,815        $   2,208        $   5,983
     Chatham                                               3,514            3,128            5,089
     Elastics                                              2,431            3,139             (714)
     Corporate                                               528             (861)             (36)
                                                       ---------        ---------        ---------
        Total                                          $   9,288        $   7,614        $  10,322
                                                       =========        =========        =========

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

For the Three Years Ended December 28, 1996, January 3, 1998 and January 2, 1999


                                    Balance at                                                                 Balance at
                                    Beginning       Additions at                              Other              End of
                                    of Period          Cost(1)         Retirements           Changes             Period
                                    ---------          -------         -----------           -------             ------
1996
Land and land improvements          $  3,813          $     --           $   (308)          $      16           $  3,521
Buildings                             37,925                --             (1,592)                758             37,091
Machinery and equipment              203,648                --            (12,980)              9,143            199,811
Leasehold improvements                 1,530                --               (582)                 --                948
Construction in progress               1,346             9,848                 --              (9,917)             1,277
                                    --------          --------           --------           ---------           --------
                                    $248,262          $  9,848           $(15,462)          $      --           $242,648
                                    ========          ========           ========           =========           ========

1997
Land and land improvements          $  3,521          $     48           $   (237)          $      --           $  3,332
Buildings                             37,091                --                 --                 267             37,358
Machinery and equipment              199,811                --             (3,043)              5,431            202,199
Leasehold improvements                   948                --                 --                 419              1,367
Construction in progress               1,277             8,340                 --              (6,117)             3,500
                                    --------          --------           --------           ---------           --------
                                    $242,648          $  8,388           $ (3,280)          $      --           $247,756
                                    ========          ========           ========           =========           ========

1998
Land and land improvements          $  3,332          $     --           $     (9)          $       3           $  3,326
Buildings                             37,358                --                 --               1,100             38,458
Machinery and equipment              202,199                --             (2,692)              8,416            207,923
Leasehold improvements                 1,367                --                 --                 224              1,591
Construction in progress               3,500            11,210                 --              (9,743)             4,967
                                    --------          --------           --------           ---------           --------
                                    $247,756          $ 11,210           $ (2,701)          $      --           $256,265
                                    ========          ========           ========           =========           ========

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

  For the Three Years Ended December 28, 1996, January 3, 1998, and January 2,
                                      1999
                                 (in thousands)

                               Balance at                                                  Balance at
                               Beginning    Additions at                       Other         End of
                               of Period       Cost(1)      Retirements     Changes(2)       Period
                               ---------       -------      -----------     ----------       ------
1996
Land and land improvements      $    204      $      5       $     --       $    (193)      $     16
Buildings                         11,749         1,880           (684)           (768)        12,177
Machinery and equipment          109,798        20,714        (11,434)         (1,474)       117,604
Leasehold improvements               737           216           (236)           (411)           306
                                --------      --------       --------       ---------       --------
                                $122,488      $ 22,815       $(12,354)      $  (2,846)      $130,103
                                ========      ========       ========       =========       ========

1997
Land and land improvements      $     16      $      5       $     (3)      $      --       $     18
Buildings                         12,177         1,893            (25)         14,044
Machinery and equipment          117,604        15,611         (1,574)         (2,009)       129,632
Leasehold improvements               306           164             --              --            470
                                --------      --------       --------       ---------       --------
                                $130,103      $ 17,672       $ (1,577)      $  (2,034)      $144,164
                                ========      ========       ========       =========       ========

1998
Land and land improvements      $     18      $      5       $     --       $      --       $     23
Buildings                         14,044         1,895             --              --         15,939
Machinery and equipment          129,632        14,765         (1,696)             --        142,701
Leasehold improvements               470           231             --            (117)           584
                                --------      --------       --------       ---------       --------
                                $144,164      $ 16,896       $ (1,696)      $    (117)      $159,247
                                ========      ========       ========       =========       ========


(1) Depreciation is provided for financial reporting purposes on the straight-line method over the following estimated useful lives for the periods indicated.

                                      1996            1997             1998
                                      ----            ----             ----
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

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

          FOR THE THREE YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998
                               AND JANUARY 2, 1999
                                 (IN THOUSANDS)


                                                 Balance at                                     Balance at
                                                 Beginning      Additions                         End of
Description                                      of Period       at Cost      Deductions           Period
                                                 ---------       -------      ----------           ------
Year ended December 28, 1996:
         Allowance for doubtful accounts          $1,729          $760          $  (489)          $2,000
                                                  ======          ====          =======           ======

Year ended January 3, 1998:
         Allowance for doubtful accounts          $2,000          $528          $(1,328)          $1,200
                                                  ======          ====          =======           ======

Year ended January 2, 1999:
         Allowance for doubtful accounts          $1,200          $916          $  (916)          $1,200
                                                  ======          ====          =======           ======

Report of Independent Public Accountants


To The Board of Directors of
CMI Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of CMI Industries, Inc. and subsidiaries included in this annual report and have issued our report thereon dated March 12, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 12, 1999.

                                INDEX TO EXHIBITS


Exhibit No.                      Description                                              Page No.
-----------                      -----------                                              --------

    10.30         Letter dated February 25, 1999 from CMI Management, Inc.
                  terminating the Merger Agreement by and among CMI Management, Inc., CMI Acquisitions, Inc., and CMI Industries, Inc.

    10.31         Letter dated February 25, 1999 from CMI Industries, Inc.
                  terminating the dealer manager engagement letter with NationsBanc Montgomery Securities, LLC dated March 31, 1998.

    12            Computation of Ratio of Earnings to Fixed Charges

    21            Subsidiaries of CMI Industries, Inc.

    23.1          Consent and Report on Financial Statement Schedules of
                  Arthur Andersen LLP

    27.1          Financial Data Schedule (for SEC use only)