Form 10-Q
period 1999-04-03
CMI INDUSTRIES INC
filed 1999-05-06
CIK 911221

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

     For the quarterly period ended April 3, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------------

                         Commission File Number 33-67854
                                               ----------

                              CMI INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                      57-0836097
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                  29201
-------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number including area code:               (803) 771-4434

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---      ---

As of April 3, 1999, there were 1,695,318 shares of $1 Par Value Common Stock outstanding.


===============================================================================

PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                         -------------------------
                                                          APRIL 4,        APRIL 3,
                                                            1998            1999
                                                         ---------       ---------

Net sales                                                $ 109,045       $  93,121
Cost of sales                                               92,825          84,214
                                                         ---------       ---------
        Gross profit                                        16,220           8,907
Selling, general and administrative expenses                 8,844           8,196
                                                         ---------       ---------
        Operating income                                     7,376             711
Other income (expense):
   Interest expense                                         (3,231)         (3,213)
   Other, net                                                  437             333
                                                         ---------       ---------
                                                            (2,794)         (2,880)

       Income (loss) before income taxes                     4,582          (2,169)
Provision for income taxes                                   1,775            (850)
                                                         ---------       ---------

       Net income (loss)                                 $   2,807       $  (1,319)
                                                         =========       =========

Average shares outstanding during period                     1,695           1,695

Net income (loss) per share                              $    1.66       $   (0.78)

Depreciation and amortization included in the above
   costs and expenses:                                   $   4,365       $   4,350


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 2, 1999 and April 3, 1999

                                 (000's Omitted)

                                                        JANUARY 2,      APRIL 3,
                                                           1999           1999
                                                        ---------       ---------
                                                                       (Unaudited)
ASSETS
------

  Current assets:
     Cash and cash equivalents                          $   3,911       $   1,163

     Receivables, less allowance for doubtful
       accounts of $1,200 and $1,300                       50,884          52,958
     Inventories: (note 3)
       Raw materials                                        9,754          11,299
       Work-in-progress                                    19,386          19,086
       Finished goods                                      20,716          22,401
       Supplies                                             4,342           4,339
                                                        ---------       ---------
                                                           54,198          57,125

     Other current assets                                   7,431           2,443
                                                        ---------       ---------

            Total current assets                          116,424         113,689

  Property, plant and equipment: (note 4)
      Land and land improvements                            3,326           3,326
      Buildings and leasehold improvements                 40,049          40,049
      Machinery and equipment                             207,923         207,931
      Construction in progress                              4,967           7,603
                                                        ---------       ---------
                                                          256,265         258,909
      Less accumulated depreciation                      (159,247)       (163,427)
                                                        ---------       ---------
                                                           97,018          95,482

  Other assets:
     Cash value of life insurance, intangibles,
       deferred charges, and other assets                   9,724           9,996
                                                        ---------       ---------

                                                        $ 223,166       $ 219,167
                                                        =========       =========

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 2, 1999 and April 3, 1999
                        (000's Omitted Except Share Data)



                                                               JANUARY 2,      APRIL 3,
                                                                  1999           1999
                                                               ----------     ---------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
     Current liabilities:
       Payable - book overdraft                                  $ 12,247      $  6,840
       Current portion of long-term debt (note 2)                      --         4,000
       Accounts payable                                            13,914        15,414
       Accrued expenses                                            13,633         9,903
                                                                 --------      --------
          Total current liabilities                                39,794        36,157

     Long-term debt (note 2)                                      124,536       126,402
     Deferred income taxes                                          4,506         3,562
     Other liabilities                                             12,247        12,282

     Stockholders' equity:
       Common stock of $1 par value per share;
       2,100,000 shares authorized, 1,695,318 shares issued         1,695         1,695
       Paid-in capital                                             11,358        11,358
       Retained earnings (note 2)                                  29,030        27,711
                                                                 --------      --------

          Total stockholders' equity                               42,083        40,764
                                                                 --------      --------

                                                                 $223,166      $219,167
                                                                 ========      ========




                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
           For the Three Months Ended April 4, 1998 and April 3, 1999
                                 (000s omitted)
                                   (Unaudited)

                                                                 APRIL 4,      APRIL 3,
                                                                   1998         1999
                                                                 -------       -------
Cash flows from operating activities:
     Net income (loss)                                           $ 2,807       $(1,319)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Depreciation and amortization                             4,365         4,350
         Changes in assets and liabilities
              Receivables                                         (6,329)       (2,074)
              Inventories                                         (7,641)       (2,927)
              Other current assets                                  (415)        4,988
              Other assets                                          (609)         (382)
              Accounts payable                                     5,276         1,500
              Accrued expenses                                    (1,470)       (3,730)
              Income taxes payable                                  (141)           --
              Deferred income taxes                                1,706          (944)
              Other liabilities                                       12            35
                                                                 -------       -------
                  Net cash used in operating activities           (2,439)         (503)
                                                                 -------       -------

Cash flows from investing activities:
     Capital expenditures, net                                    (1,950)       (2,679)
                                                                 -------       -------
                  Net cash used in investing activities           (1,950)       (2,679)
                                                                 -------       -------

Cash flows from financing activities:
     Net borrowings on revolving credit facilities                 6,152         5,841
     Decrease in payable-book overdraft                             (859)       (5,407)
                                                                 -------       -------
                  Net cash provided by financing activities        5,293           434
                                                                 -------       -------

                  Net increase (decrease) in cash                    904        (2,748)

Cash and cash equivalents at beginning of year                     1,729         3,911
                                                                 -------       -------

Cash and cash equivalents at end of period                       $ 2,633       $ 1,163
                                                                 =======       =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                $ 6,053       $ 6,126
                                                                 =======       =======
         Income taxes                                            $   130       $    94
                                                                 =======       =======


                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of April 3, 1999, the Consolidated Statements of Cash Flows for the three months ended April 4, 1998, and April 3, 1999, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 2, 1999 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually, and the Notes are redeemable at the option of the Company at any time after October 1, 1998. Redemption prices commence at 104-3/4% of the principal amount, declining annually to 100% of the principal amount in October 2000, plus accrued interest. The recorded balance of $124,560 at April 3, 1999, is presented net of $440 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was approximately $120,000 at April 3, 1999. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

         Long-term debt as of January 2, 1999 and April 3, 1999 consisted of:

                                                 January 2, 1999     April 3, 1999
                                                 ---------------     -------------
Borrowings under credit agreements:
     Secured revolving credit facility               $     --          $  1,842
     Unsecured Wachovia Bank of SC facility                --             4,000
Senior subordinated notes, net                        124,536           124,560
                                                     --------          --------
                                                      124,536           130,402
Less current portion                                       --             4,000
                                                     --------          --------

Long-term debt                                       $124,536          $126,402
                                                     ========          ========

         The secured revolving credit facility requires a commitment fee of 3/8 of 1% per annum on all unused amounts and as of April 3, 1999, the Company could have borrowed an additional $50 million under the credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/2%. At April 2,1999 the average interest rate on the revolving credit facility was 8.0%. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank with 100 days notice. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily Federal Funds rate, which was 7.15% at April 3, 1999.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of April 3, 1999, the Company was authorized to pay up to $3 million of cash dividends or capital stock purchases. At April 3, 1999, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75, respectively. The letters of credit expire on February 10, 2000, June 30, 1999, January 11, 2000 and April 10, 1999, respectively. At April 3, 1999, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 2, 1999 and April 3, 1999 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

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

                                                          Three Months Ended
                                              ---------------------------------------
                                              APRIL 4, 1998             APRIL 3, 1999
                                              -------------             -------------
Net sales
        Greige                                  $  40,988                 $  28,660
        Chatham                                    43,314                    38,881
        Elastics                                   24,743                    25,580
                                                ---------                 ---------
        Total                                   $ 109,045                 $  93,121
                                                =========                 =========

Operating income (loss)
        Greige                                  $   4,602                 $  (1,518)
        Chatham                                     1,824                      (144)
        Elastics                                    2,714                     3,255
        Corporate                                  (1,764)                     (882)
                                                ---------                 ---------
        Total                                       7,376                       711

Interest expense                                    3,231                     3,213
Other expense (income), net                          (437)                     (333)
                                                ---------                 ---------

Income (loss) before income taxes               $   4,582                 $  (2,169)
                                                =========                 =========

Operating margin
        Greige                                       11.2                      (5.3)
        Chatham                                       4.2                      (0.4)
        Elastics                                     11.0                      12.7
                                                ---------                 ---------
        Total                                         6.8%                      0.8%
                                                =========                 =========

Identifiable assets
     Greige                                     $  88,939                 $  77,279
     Chatham                                       80,589                    80,296
     Elastics                                      45,699                    43,025
     Corporate                                     14,819                    18,567
                                                ---------                 ---------
     Total                                      $ 230,046                 $ 219,167
                                                =========                 =========

Depreciation and amortization
     Greige                                     $   2,184                 $   2,216
     Chatham                                        1,192                     1,272
     Elastics                                         760                       648
     Corporate                                        229                       214
                                                ---------                 ---------
     Total                                      $   4,365                 $   4,350
                                                =========                 =========

Capital expenditures
     Greige                                     $     924                 $     801
     Chatham                                          935                     1,450
     Elastics                                         291                       173
     Corporate                                       (200)                      255
                                                ---------                 ---------
     Total                                      $   1,950                 $   2,679
                                                =========                 =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended January 2, 1999, including, but not limited to, the "Overview" discussion to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 21 of the Annual Report.

Results of Operations

Three Months Ended April 3, 1999
Compared with Three Months Ended April 4, 1998

Sales

         Sales for the three months ended April 3, 1999 decreased $15.9 million or 14.6% from $109.0 million to $93.1 million over the corresponding period of 1998. Sales of the Greige Fabrics Division decreased $12.3 million or 30%, sales of the Elastic Fabrics Division increased $0.8 or 3.3%, while sales of the Chatham Division decreased $4.7 million or 10.9%. The decrease in sales for the Greige Fabrics Division consisted of a $0.4 million decline in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. Sales of blended or 100% cotton greige fabrics decreased $11.9 million as a result of a 21% decrease in average selling prices and a 16% decline in volume. The decrease in sales for the Chatham Division included a $4.5 million decrease in automotive upholstery sales associated with the loss of a placement at both General Motors and Ford. Sales of furniture upholstery were up $0.7 million due to increased volume and improving demand for its new residential furniture and Sheneele upholstey product offerings, while sales of consumer products increased $0.5 million.

Earnings

         Operating income for the three months ended April 3, 1999 decreased $6.7 million from $7.4 million to an operating profit of $0.7 million. The decrease in profitability is due to the Greige Fabrics Division, as the influx of lower priced imported fabrics and excess inventory levels at both customers and competitors have significantly surpressed demand for domestic production of greige fabrics. Consequently, the impact from both reduced selling prices and volumes has more than offset the benefit associated with lower raw material costs and reduced the profitability of the Greige Fabrics Division by $6.1 million. Earnings at the Company's Chatham Division were down $2.0 million due to the decline in sales and because of margin deterioration in its Consumer Products business. Increased earnings at the Company's Elastic

Fabrics Division and reduced corporate administrative expenses helped to partially offset the decline in earnings at the Greige Fabrics Division and the Chatham Division.

         Interest expense for the three months ended April 3, 1999 was $3.2 million and remained unchanged from the same period in 1998.

         As a result of the above mentioned items, income before income taxes decreased $6.8 million for the three months ended April 3, 1999 over the corresponding period in 1998, while the provision for income taxes decreased $2.6 million. Consequently, net income of $2.8 million for the first three months of fiscal 1998 declined by $4.1 million to a net loss of $1.3 million for the first quarter of 1999.

Financial Condition

         For the three months ended April 3, 1999, the Company increased its net borrowings by $5.8 million and reduced its cash balances by $2.7 million. The Company used these borrowings and cash sources to fund a $0.5 million shortfall from operations, to finance $2.7 million of capital expenditures, and to reduce its payable-book overdraft by $5.4 million.

         At April 3, 1999, working capital was approximately $77.5 million as compared to approximately $76.6 million at January 2, 1999. The increase in working capital can be attributed to the increased sales at the end of the first quarter as compared to the end of the year when shipments and production are generally curtailed during the holiday weeks of Christmas and New Year's. Additionally, working capital at April 3, 1999 included a $1.8 million increase in raw cotton inventories due to the seasonal nature of these purchases while accrued expenses were down because the Company paid its scheduled semiannual interest payment on the Notes of $5.9 million on April 1, 1999. Management is not aware of any present or potential impairments to the Company's liquidity.

         At April 3, 1999, long-term debt of approximately $126.4 million represented 75.6% of total capital, compared to 74.7% at January 2, 1999.

         The Company believes that funds from operations during the balance of fiscal 1999 and amounts available under the credit agreements (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $10 million during the remainder of 1999, in addition to meeting working capital requirements and scheduled debt service payments.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the stockholders of the Company on April 22, 1999, the stockholders elected the following individuals to the Board of
Directors:

                  Joseph L. Gorga                    Stephen M. McLean
                  James A. Ovenden                   Rupinder S. Sidhu
                  W. James Raleigh                   Michael H. deHavenon


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



                                         CMI INDUSTRIES, INC.


Date:   May 3, 1999               By       /s/ JOSEPH L. GORGA
                                         --------------------------------------
                                         Joseph L. Gorga
                                         President and Chief Executive Officer


Date:   May 3, 1999               By        /s/ JAMES A. OVENDEN
                                         --------------------------------------
                                         James A. Ovenden
                                         Executive Vice President, Chief
                                         Financial Officer

PART III.   INDEX TO EXHIBITS


  Exhibit No.                Description                              Page No.
  -----------                -----------                              --------

      27.1           Financial Data Schedule. (for SEC use only)