Form 10-Q/A
period 1999-04-03
CMI INDUSTRIES INC
filed 1999-05-14
CIK 911221

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


Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually. The Notes are redeemable at the option of the Company at the following redemption prices (expressed as a percentage of the principal amount), plus accrued interest, if redeemed during the 12-month period beginning on October 1 of the years indicated:

               YEAR                          REDEMPTION PRICE
               ----                          ----------------
               1998                              104.750%
               1999                              102.375%
               2000 and thereafter               100.000%

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

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75, respectively. The letters of credit expire on February 10, 2000, June 30, 1999, January 11, 2000 and April 10, 2000, respectively. At April 3, 1999, the Company owed no amount under these letters of credit.

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

Impact of Year 2000

         The Company presently expects to spend approximately $1.0 million during the remainder of 1999 to complete the replacement and modification of its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems. The Company has inventoried all critical financial, human resource, operational and manufacturing systems and has developed detailed plans for the necessary system modifications or replacements. As of the date of this filing, the Company believes it has completed approximately 85% of the new system installations or existing system modifications, and expects to complete the balance of these system changes in the second and third quarter of fiscal 1999. Testing and certification of all business critical systems is expected to be substantially concluded by September 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreements. The Company's bank credit agreements bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by The First National Bank of Boston. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of April 3, 1999, the Company had $5,842 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of April 3, 1999, the Company had contracted for 26,855 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.9 million on the fair value of the Company's outstanding futures contracts.

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

a)       Exhibits

                27.1*      Financial Data Schedule (for SEC use only).

b)       Reports on Form 8-K

         None


---------------
* Previously Filed.

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CMI INDUSTRIES, INC.


Date:   May 7, 1999               By       /s/ JOSEPH L. GORGA
                                         --------------------------------------
                                         Joseph L. Gorga
                                         President and Chief Executive Officer


Date:   May 7, 1999               By        /s/ JAMES A. OVENDEN
                                         --------------------------------------
                                         James A. Ovenden
                                         Executive Vice President, Chief
                                         Financial Officer