Form 10-Q
period 1999-07-03
CMI INDUSTRIES INC
filed 1999-08-16
CIK 911221

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 ---------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified, on its charter)


        Delaware                                             57-0836097
----------------------------                            ------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)



1301 Gervais Street, Suite 700, Columbia, South Carolina                 29201
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number including area code:                (803) 771-4434

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]

As of July 30, 1999, there were 1,589,318 shares of $1 Par Value Common Stock outstanding.


================================================================================

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              ------------------               ----------------
                                                             JULY 4,        JULY 3,         JULY 4,        JULY 3,
                                                              1998           1999            1998            1999
                                                           ---------       --------       ---------       ---------

         Net sales                                         $ 101,111       $ 91,339       $ 210,156       $ 184,460
         Cost of sales                                        88,143         84,073         180,968         168,287
                                                           ---------       --------       ---------       ---------
                  Gross profit                                12,968          7,266          29,188          16,173
         Selling, general and administrative expenses          7,861          8,017          16,705          16,213
         Provision for restructuring and other                    --          7,000              --           7,000
              nonrecurring asset write-offs                ---------       --------       ---------       ---------
                  Operating income (loss) (note 6)             5,107         (7,751)         12,483          (7,040)

         Other income (expenses):
              Interest expense                                (3,233)        (3,232)         (6,464)         (6,445)
              Other, net                                         797            290           1,234             623
                                                           ---------       --------       ---------       ---------
                                                              (2,436)        (2,942)         (5,230)         (5,822)

                  Income (loss) before income taxes            2,671        (10,693)          7,253         (12,862)
         Income tax provision                                    975         (4,258)          2,750          (5,108)
                                                           ---------       --------       ---------       ---------

                  Net income (loss)                        $   1,696       $ (6,435)      $   4,503       $  (7,754)
                                                           =========       ========       =========       =========

         Average shares outstanding during period              1,695          1,652           1,695           1,674

         Net income (loss) per share                       $    1.00       $  (3.90)      $    2.66       $   (4.63)

         Depreciation and amortization included in
              the above costs and expenses                 $   4,226       $  4,431       $   8,591       $   8,781







                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 2, 1999 and July 3, 1999
                                 (000's Omitted)

                                                             JANUARY 2,        JULY 3,
                                                                1999             1999
                                                             ----------       ----------
                                                                              (UNAUDITED)
ASSETS
------

      Current assets:
          Cash and cash equivalents                           $   3,911       $   1,387

          Receivables, less allowance for doubtful
              accounts of $1,200 and $1,350                      50,884          48,598

          Inventories: (note 3)
              Raw materials                                       9,754          13,461
              Work-in-process                                    19,386          19,187
              Finished goods                                     20,716          19,042
              Supplies                                            4,342           3,213
                                                              ---------       ---------
                                                                 54,198          54,903

          Deferred income taxes                                      --             691
          Other current assets                                    7,431           1,567
                                                              ---------       ---------

                   Total current assets                         116,424         107,146

      Property, plant and equipment: (note 4)
          Land and land improvements                              3,326           3,317
          Buildings and leasehold improvements                   40,049          40,108
          Machinery and equipment                               207,923         212,598
          Construction in progress                                4,967           5,615
                                                              ---------       ---------
                                                                256,265         261,638
          Less accumulated depreciation and amortization       (159,247)       (171,466)
                                                              ---------       ---------
                                                                 97,018          90,172

      Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets                  9,724          10,116
                                                              ---------       ---------

                                                              $ 223,166       $ 207,434
                                                              =========       =========


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 2, 1999 and July 3, 1999
                                 (000's Omitted)



                                                                          JANUARY 2,     JULY 3,
                                                                             1999          1999
                                                                          ----------     --------
                                                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

         Current liabilities:
             Payable - book overdraft                                      $ 12,247      $  6,284
             Current portion of long-term debt (note 2)                          --         3,795
             Accounts payable                                                13,914        15,815
             Accrued expenses, including restructuring charges               13,633        13,079
                                                                           --------      --------
                Total current liabilities                                    39,794        38,973

         Long-term debt (note 2)                                            124,536       124,584
         Deferred income taxes                                                4,506            --
         Other liabilities                                                   12,247        12,198

         Stockholders' equity:
             Common stock of $1 par value per share; 2,100,000 shares
             authorized, 1,695,318 shares issued at January 2, 1999
             and 1,589,318 shares issued at July 3, 1999                      1,695         1,589
             Paid-in capital                                                 11,358         8,814
             Retained earnings (note 2)                                      29,030        21,276
                                                                           --------      --------

                Total stockholders' equity                                   42,083        31,679
                                                                           --------      --------

                                                                           $223,166      $207,434
                                                                           ========      ========


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             For the Six Months Ended July 4, 1998 and July 3, 1999
                                 (000's Omitted)

                                                                        JULY 4,        JULY 3,
                                                                         1998           1999
                                                                       --------       -------
                                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                   $  4,503       $(7,754)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                                       8,591         8,781
      Nonrecurring asset write-offs                                          --         6,000
      Changes in assets and liabilities
         Receivables                                                      1,195         2,286
         Inventories                                                    (11,014)       (2,821)
         Other current assets                                            (1,579)        5,864
         Other assets                                                      (892)         (615)
         Accounts payable                                                 1,031         1,901
         Accrued expenses                                                   153          (554)
         Deferred income taxes                                            2,538        (5,197)
         Other liabilities                                                 (149)          (49)
                                                                       --------       -------
         Net cash provided by operating activities                        4,377         7,842
                                                                       --------       -------

Cash flows from investing activities:
   Capital expenditures, net                                             (2,541)       (5,548)
                                                                       --------       -------
         Net cash used in investing activities                           (2,541)       (5,548)
                                                                       --------       -------

Cash flows from financing activities:
    Net (repayments) borrowings on revolving credit facilities           (2,292)        3,795
    Purchase of common stock                                                 --        (2,650)
    Net change in payable-book overdraft                                    943        (5,963)
                                                                       --------       -------
         Net cash used in financing activities                           (1,349)       (4,818)
                                                                       --------       -------

         Net increase (decrease) in cash                                    487        (2,524)

Cash and cash equivalents at beginning of year                            1,729         3,911
                                                                       --------       -------

Cash and cash equivalents at end of period                             $  2,216       $ 1,387
                                                                       ========       =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                        $  6,209       $ 6,254
                                                                       ========       =======




                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of July 3, 1999, the Consolidated Statements of Cash Flows for the six months ended July 4, 1998 and July 3, 1999, and the Consolidated Statements of Income for the three months and six months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 2, 1999 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

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

         The recorded balance of $124,584 at July 3, 1999 is presented net of $416 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $107,500 at July 3, 1999. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement and renewed a Wachovia Bank of South Carolina facility at $4 million. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility by another two years to March 2002.

The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles.

         Long-term debt as of January 2, 1999 and July 3, 1999 consisted of:

                                                      January 2, 1999           July 3, 1999
                                                      ---------------           ------------
Borrowings under credit agreements:
      Secured revolving credit facility                    $     --               $     --
      Unsecured Wachovia Bank of SC facility                     --                  3,795
Senior subordinated notes, net                              124,536                124,584
                                                           --------               --------
                                                            124,536                128,379
Less current portion                                             --                  3,795
                                                           --------               --------

Long-term debt                                             $124,536               $124,584
                                                           ========               ========

         The amended secured revolving credit facility requires a commitment fee of 1/4 of 1% per annum on all unused amounts and as of July 3, 1999, the Company could have borrowed an additional $44 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/4%. At July 3, 1999, there were no outstanding balances accruing interest on the secured revolving credit facility. The Wachovia Bank of South Carolina facility is unsecured, requires no commitment fee and may be terminated by the bank at any time. Interest on the Wachovia Bank of South Carolina facility accrues at an amount based on the daily federal funds rate, which was 7.28% at July 3, 1999.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of July 3, 1999, the Company was authorized to pay up to $1.3 million of cash dividends or capital stock purchases. At July 3, 1999, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $750, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2000, June 30, 2000, January 11, 2000 and April 10, 2000, respectively. At July 3, 1999, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 2, 1999 and July 3, 1999 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

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

                                                                  Six Months Ended
                                                         ---------------------------------
                                                         JULY 4, 1998         JULY 3, 1999
                                                         ------------         ------------
Net sales
        Greige                                             $  82,278            $  55,400
        Chatham                                               80,952               78,681
        Elastics                                              46,926               50,379
                                                           ---------            ---------
        Total                                              $ 210,156            $ 184,460
                                                           =========            =========

Operating income (loss) before nonrecurring items
        Greige                                             $   9,941            $  (4,402)
        Chatham                                                1,262                  353
        Elastics                                               4,959                6,356
        Corporate                                             (3,679)              (2,347)
                                                           ---------            ---------
        Total                                                 12,483                  (40)

Nonrecurring items                                                --                7,000
Interest expense                                               6,464                6,445
Other expense (income), net                                   (1,234)                (623)
                                                           ---------            ---------

Income (loss) before income taxes                          $   7,253            $ (12,862)
                                                           =========            =========

Operating margin
        Greige                                                  12.1                 (7.9)
        Chatham                                                  1.6                  0.4
        Elastics                                                10.6                 12.6
                                                           ---------            ---------
        Total                                                    5.9%                (0.0)%
                                                           =========            =========

Identifiable assets
     Greige                                                $  83,654            $  74,765
     Chatham                                                  80,548               76,812
     Elastics                                                 44,155               44,363
     Corporate                                                14,958               11,494
                                                           ---------            ---------
     Total                                                 $ 223,315            $ 207,434
                                                           =========            =========

Depreciation and amortization
     Greige                                                $   4,337            $   4,520
     Chatham                                                   2,341                2,541
     Elastics                                                  1,482                1,261
     Corporate                                                   431                  459
                                                           ---------            ---------
     Total                                                 $   8,591            $   8,781
                                                           =========            =========

Capital expenditures
     Greige                                                $   1,269            $     871
     Chatham                                                   1,843                3,027
     Elastics                                                   (340)                 992
     Corporate                                                  (231)                 658
                                                           ---------            ---------
     Total                                                 $   2,541            $   5,548
                                                           =========            =========

Note 6:

Restructuring Charges

         In the second quarter of 1999, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives are focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, will reduce the Company's operating costs, downsize its fabric formation capacity to levels more in line with market demand, and conserve capital for other equipment modernization projects. In conjunction with these efforts, the Company will be consolidating certain manufacturing capacity, realigning certain management responsibilities and disposing of idle equipment and related inventories. These initiatives are expected to be completed by December 1999. The restructuring charges also consist of costs for the severance and retirement of approximately 170 associates, including costs associated with insurance, vacation and other benefit related expenses. Related to this decision, the Company reported the following expense items in the accompanying statement of income for the three months ended July 3, 1999:

        Restructuring items:
                Severance and related benefit costs                     $1,000

        Other nonrecurring asset write-offs:
                Inventory write-offs                                     2,116
                Property, plant & equipment write-offs                   3,884
                                                                        ------
                                                                        $7,000
                                                                        ======

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


Results of Operations

Three Months Ended July 3, 1999
Compared with Three Months Ended July 4, 1998

Sales

         Sales for the three months ended July 3, 1999, decreased $9.8 million, or 9.7%, from $101.1 million to $91.3 million as compared to the corresponding period of 1998. Sales of the Greige Fabrics Division decreased $14.5 million, or 35.2%, while sales for the Elastic Fabrics Division increased $2.6 million or 11.8%, and sales of the Chatham Division increased $2.2 million or 5.7% from the prior year. The decrease in sales for the Greige Fabrics Division consisted of
(1) a $13.8 million decrease in sales of blended or 100% cotton fabrics, resulting from a 24.9% decrease in average selling prices and a 17.4% decrease in volume, and (2) a $0.7 decline in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. The increase in sales in the Elastic Fabrics Division consisted of a 14.6% increase in sales of wide elastics and a 4.6% increase in sales of narrow elastics. The sales increase for the Chatham Division included a $0.3 million increase in automotive upholstery sales and a $2.8 million increase in furniture upholstery sales, while sales of consumer products remained relatively unchanged. Sales of yarn and miscellaneous other commission based revenues at Chatham were down $1.0 million due to capacity restraints and reduced demand for these products. The increased sales in the furniture business reflect improving demand for the Company's recently introduced residential furniture and Sheneele upholstery product offerings.

Earnings

         The Company reported an operating loss of $(7.8) million for the three-month period ended July 3, 1999 as operating income declined $12.9 million as compared to the corresponding period of 1998. Included in the operating loss was a $7.0 million restructuring charge associated with the Company's decision to discontinue certain manufacturing operations and other initiatives designed to reduce costs. Excluding this restructuring charge, operating income would have declined $5.9 million. The decrease in profitability is due to the Greige Fabrics Division, as the influx of lower priced imported fabrics and excess inventory levels continue to suppress demand for domestically produced greige fabrics. Consequently, the impact from both reduced selling prices and volumes has more than offset any benefit associated with lower raw material costs and reduced the profitability of the Greige Fabrics Division by $8.0 million. Increased earnings in both the Elastics Division and Chatham Division helped to partially offset the significant losses associated with the Greige Fabrics Division.

         Interest expense for the three months ended July 3, 1999 was $3.2 million, and remained relatively unchanged as compared to the corresponding period of 1998.

         Other income, net, for the three months ended July 3, 1999 was $0.3 million, a decrease of $0.5 million from the same period in 1998. Other income, net, was greater in 1998 because the Company received $0.4 million in Step 2 payments under the USDA's Cotton Rebate Program. The Company has not received any Step 2 payments in 1999 because funding for the Cotton Rebate Program has been exhausted.

         As a result of the above mentioned items, income before income taxes decreased $13.4 million for the three months ended July 3, 1999 over the corresponding period in 1998, while the provision for income taxes decreased $5.2 million. The net loss of $6.4 million for the second period of fiscal 1999 represents a decrease of $8.1 million as compared to the corresponding period of fiscal 1998.


Six Months Ended July 3, 1999
Compared with Six Months Ended July 4, 1998

Sales

         Sales for the six months ended July 3, 1999 decreased $25.7 million, or 12.2%, from $210.2 million to $184.5 million as compared to the corresponding period in 1998. Sales of the Greige Fabrics Division decreased $26.9 million or 32.7%, while sales of the Elastic Fabrics Division increased $3.5 million or 7.4%, and sales of the Chatham Division decreased $2.3 million or 2.8%. The decrease in sales of the Greige Fabrics Division consisted of (1) a $25.8 million decrease in sales of blended or 100% cotton fabrics, resulting from a 22.7% decrease in average selling prices and a 16.6% decrease in volume, and (2) a $1.1 million decline in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. The increase in sales in the Elastics Division consisted of a 13.9% increase in wide elastic sales and a 7.4% decrease in narrow elastic sales. The decline in sales in the Chatham Division included a $4.1 million reduction in automotive upholstery sales associated with a lost placement at both Ford and General Motors. Chatham's sales of yarn and other miscellaneous commission revenues were also down due to capacity constraints and reduced demand for these products. Sales of furniture upholstery increased $3.5 million due to improving demand for the Company's recently introduced residential furniture and Sheneele product offerings. Sales of consumer products remained relatively unchanged from the corresponding period in 1998.

Earnings

         The Company reported an operating loss of $(7.0) million for the six-month period ended July 3, 1999. Excluding the restructuring charge reported in the second period of 1999, the operating income for the six month period was approximately break even and $12.5 million less than the operating income reported in the corresponding period in 1998. The decrease in profitability is primarily attributable to the Greige Fabrics Division as the influx of lower priced imports and excess inventory levels have continued to suppress demand for domestically produced greige fabrics. Consequently, the impact from reduced selling prices and volumes has significantly reduced the operating results at the Greige Fabrics Division as earnings in 1999 are down $14.3 million as compared to the corresponding period in 1998. The Elastic Fabrics Division improved its operating income by $1.4 million due to increased sales volumes and improved operating performance at its narrow elastics facility. The Chatham Division continues to be profitable in 1999, but earnings are down $0.9 million due to reduced automotive sales and the lower margins associated with entering the residential furniture upholstery market.

         Interest expense for the six months ended July 3, 1999 was $6.4 million, relatively unchanged from the corresponding period in 1998.

         Other income, net, for the six months ended July 3, 1999, was $0.6 million, down $0.6 million from the corresponding period in 1998. This decrease is due to Step 2 payments received in 1998 associated with the USDA's Cotton User Program which were have not been received in 1999 because funding for this program was exhausted in December 1998.

         As a result of the above mentioned items, income before income taxes decreased $20.1 million for the six months ended July 3, 1999 over the corresponding period in 1998, while the provision for income taxes decreased $7.9 million. Net loss of $7.8 million for the first six months of fiscal 1999 represents a decrease of $12.2 million over the corresponding period of fiscal 1998.


Financial Condition

         For the six months ended July 3, 1999, the Company generated $7.8 million of positive cash flow from operations, increased its net borrowings by $3.8 million and reduced its cash balances by $2.5 million. The Company used these borrowings and cash sources to fund $5.5 million of capital expenditures, to reduce its payable book overdraft by $6.0 million and to repurchase $2.6 million of its outstanding common stock from a director of the Company.

         At July 3, 1999, working capital was approximately $68.2 million as compared to approximately $76.6 million at January 2, 1999. The decrease in working capital can be primarily attributed to a $5.9 million reduction in other current assets associated with the Company's year-end prepayment of a portion of 1999's self-insured health claims and increased borrowings under the Company's unsecured Wachovia facility to fund capital expenditures and stock repurchases during 1999. Management is not aware of any present or potential impairments to the Company's liquidity.

         At July 3, 1999, long-term debt of approximately $124.5 million represented 79.7% of total capital, compared to 74.7% at January 2, 1999.

         The Company believes that funds from operations during the balance of fiscal 1999 and amounts available under the amended credit agreement (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $5 million during the remainder of 1999, in addition to meeting working capital requirements and scheduled debt service payments.


Impact of Year 2000

         The Company presently expects to spend approximately $0.6 million during the remainder of 1999 to complete the replacement and modification of its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems. The Company has inventoried all critical financial, human resource, operational and manufacturing systems and has developed detailed plans for the necessary system modifications or replacements. As of the date of this filing, the Company believes it has completed approximately 92% of the new system installations or existing system modifications, and expects to complete the balance of these system changes in the third quarter of fiscal 1999. Testing and certification of all business critical systems is expected to be substantially concluded by September 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreements. The Company's bank credit agreements bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by The First National Bank of Boston. Although the Company is not presently a party to any contract in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of July 3, 1999, the Company had $3,795 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw materials is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of July 3, 1999, the Company had contracted for 23,262 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.7 million on the fair value of the Company's outstanding futures contracts.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                    4.1    Amended and Restated Loan and Security Agreement
                   27.1    Financial Data Schedule. (for SEC use only)

         b)       Reports on Form 8-K

                  None

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CMI INDUSTRIES, INC.


Date:   August 16, 1999             By  /s/ JOSEPH L. GORGA
                                        ---------------------------------------
                                        Joseph L. Gorga
                                        President and Chief Executive Officer


Date:   August 16, 1999             By  /s/ JAMES A OVENDEN
                                        ---------------------------------------
                                        James A. Ovenden
                                        Executive Vice President and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS


      Exhibit No.                     Description
      -----------                     -----------


         4.1 Amended and Restated Loan and Security Agreement dated as of May 28, 1999 by and among CMI Industries, Inc. and the Lenders named herein and BankBoston, N.A., as Agent

         27.1              Financial Data Schedule. (for SEC use only)