Form 10-Q
period 1999-10-02
CMI INDUSTRIES INC
filed 1999-11-15
CIK 911221

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _____________________

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

                                  -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

As of November 1, 1999 there were 1,589,318 shares of $1 Par Value Common Stock outstanding.

==============================================================================

PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                      (000s omitted except per share data)
                                   (unaudited)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        -------------------------      ------------------------
                                                         OCT. 3,          OCT. 2,        OCT. 3,        OCT. 2,
                                                          1998             1999           1998           1999
                                                         -------         --------        -------       --------
Net sales                                               $ 107,540       $ 96,061       $ 317,696       $ 280,521
Cost of sales                                              93,776         88,960         274,744         257,247
                                                        ---------       --------       ---------       ---------
         Gross profit                                      13,764          7,101          42,952          23,274
Selling, general and administrative expenses                8,619          7,901          25,324          24,114
Provision for restructuring and other
     nonrecurring asset write-offs (note 6)                    --             --              --           7,000
                                                        ---------       --------       ---------       ---------
         Operating income (loss)                            5,145           (800)         17,628          (7,840)

Other income (expenses):
         Interest expense                                  (3,130)        (3,165)         (9,594)         (9,610)
         Other, net                                           848            166           2,082             789
                                                        ---------       --------       ---------       ---------
             Total other expenses, net                     (2,282)        (2,999)         (7,512)         (8,821)

                 Income (loss) before income taxes          2,863         (3,799)         10,116         (16,661)

Income tax provision                                        1,046         (1,387)          3,796          (6,495)
                                                        ---------       --------       ---------       ---------

                 Net income (loss)                      $   1,817       $ (2,412)      $   6,320       $ (10,166)
                                                        =========       ========       =========       =========

Average shares outstanding during period                    1,695          1,589           1,695           1,646

Net income per share                                    $    1.07       $  (1.52)      $    3.73       $   (6.18)
Depreciation and amortization included in
     the above costs and expenses:                      $   4,277       $  4,315       $  12,880       $  13,096





                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 2, 1999 and October 2, 1999
                                 (000s omitted)

                                                        JANUARY 2,       OCTOBER 2,
                                                           1999             1999
                                                        ----------       --------
                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                           $   3,911       $   1,064

    Receivables, less allowance for doubtful
        accounts of $1,200 and $1,225                      50,884          54,600

    Inventories:  (note 3)
        Raw materials                                       9,754          10,796
        Work-in-process                                    19,386          20,740
        Finished goods                                     20,716          19,986
        Supplies                                            4,342           3,911
                                                        ---------       ---------
                                                           54,198          55,433


    Deferred income taxes                                      --           2,089
    Other current assets                                    7,431           4,123
                                                        ---------       ---------
             Total current assets                         116,424         117,309

Property, plant and equipment: (note 4)
    Land and land improvements                              3,326           3,317
    Buildings                                              40,049          40,264
    Machinery and equipment                               207,923         214,153
    Construction in progress                                4,967           5,292
                                                        ---------       ---------
                                                          256,265         263,026
    Less accumulated depreciation and amortization       (159,247)       (174,421)
                                                        ---------       ---------
                                                           97,018          88,605

Other assets:
    Cash value of life insurance, intangibles,
        deferred charges, and other assets                  9,724          10,248
                                                        ---------       ---------
                                                        $ 223,166       $ 216,162
                                                        =========       =========

                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 2, 1999 and October 2, 1999
                                 (000s omitted)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  JANUARY 2,    OCTOBER 2,
                                                                    1999           1999
                                                                  --------      ---------
                                                                               (unaudited)
Current liabilities:
    Payable - book overdraft                                      $ 12,247      $  7,600
    Accounts payable                                                13,914        21,455
    Accrued expenses, including restructuring charges               13,633        12,025
                                                                  --------      --------
       Total current liabilities                                    39,794        41,080

Long-term debt (note 2)                                            124,536       133,649
Deferred income taxes                                                4,506            --
Other liabilities                                                   12,247        12,167

Stockholders' equity:
    Common stock of $1 par value per share; 2,100,000 shares
    authorized, 1,695,318 shares issued at January 2, 1999
    and 1,589,318 shares issued at October 2, 1999                   1,695         1,589
    Paid-in capital                                                 11,358         8,813
    Retained earnings (note 2)                                      29,030        18,864
                                                                  --------      --------

       Total stockholders' equity                                   42,083        29,266
                                                                  --------      --------

                                                                  $223,166      $216,162
                                                                  ========      ========


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          For the nine months ended October 3, 1998 and October 2, 1999
                                 (000s omitted)

                                                                          OCTOBER 3,          OCTOBER 2,
                                                                             1998                1999
                                                                         ------------        -----------
Cash flows from operating activities:                                    (unaudited)         (unaudited)
      Net income (loss)                                                   $  6,320           $(10,166)

      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                                       12,880             13,096
        Nonrecurring asset write-off                                            --              6,000
        Changes in assets and liabilities:
               Receivables                                                 (13,835)            (3,716)
               Inventories                                                  (7,984)            (3,351)
               Other current assets                                         (3,156)             3,308
               Other assets                                                 (1,226)              (843)
               Accounts payable                                              4,581              7,541
               Accrued expenses                                               (771)            (1,608)
               Income taxes                                                  2,100                 --
               Deferred income taxes                                         3,207             (6,595)
               Other liabilities                                               (44)               (80)
                                                                          --------           --------
          Net cash provided by operating activities                          2,072              3,586
                                                                          --------           --------

Cash flows from investing activities:
      Capital expenditures, net                                             (4,340)            (8,178)
                                                                          --------           --------
          Net cash used in investing activities                             (4,340)            (8,178)
                                                                          --------           --------

Cash flows from financing activities:
      Net borrowings (repayments) on revolving credit facilities              (139)             9,042
      Purchase of common stock                                                  --             (2,650)
      Net change in payable-book overdraft                                   1,759             (4,647)
                                                                          --------           --------
          Net cash provided by financing activities                          1,620              1,745
                                                                          --------           --------

          Net decrease in cash                                                (648)            (2,847)

Cash and cash equivalents at beginning of year                               1,729              3,911
                                                                          --------           --------

Cash and cash equivalents at end of period                                $  1,081           $  1,064
                                                                          ========           ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                                        $ 12,244           $ 12,281
                                                                          ========           ========
          Income taxes                                                    $  1,104           $    100
                                                                          ========           ========

                             See Accompanying Notes

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of October 2, 1999, the Consolidated Statements of Cash Flows for the nine months ended October 3, 1998 and October 2, 1999, and the Consolidated Statements of Income for the three months and nine months then ended. All dollar amounts are rounded to thousands. The Consolidated Balance Sheet as of January 2, 1999 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


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

         The recorded balance of $124,608 at October 2, 1999, is presented net of $392 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $90,000 at October 2, 1999. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement and renewed a Wachovia Bank of South Carolina facility at $4 million. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility by another two years to March 2002. The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles. In September 1999, the Company terminated the unsecured facility with Wachovia Bank of SC.

         Long-term debt at January 2, 1999 and October 2, 1999 consisted of:

                                                                        JAN. 2, 1999        OCT. 2, 1999
                                                                        ------------        ------------
Borrowings under credit agreements:
      Secured revolving credit facility                                   $     --           $  9,041
      Unsecured Wachovia Bank of SC facility                                    --                 --
Senior subordinated notes, net                                             124,536            124,608
                                                                          --------           --------
                                                                           124,536            133,649

Less current portion                                                            --                 --
                                                                          --------           --------

      Long-term debt                                                      $124,536           $133,649
                                                                          ========           ========

         The amended secured revolving credit facility requires a commitment fee of 1/4 of 1% per annum on all unused amounts and as of October 2, 1999, the Company could have borrowed an additional $35 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/4%. At October 2, 1999, the prime borrowing interest rate on the revolving credit facility was 8.25%.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of October 2, 1999, the Company was authorized to pay up to $1.3 million of cash dividends or capital stock purchases. At October 2, 1999, the Company was in compliance with all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75 respectively. The letters of credit expire on January 11, 2000, June 30, 2000, January 11, 2000 and April 10, 2000, respectively. At October 2, 1999, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 2, 1999 and October 2, 1999 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.


Note 4:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.


Note 5:

Segment Information

The Company manages its businesses through three operating divisions: the Greige Fabrics Division, the Elastic Fabrics Division, and the Chatham Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. The Chatham Division produces upholstery fabrics used in the automotive and furniture industries and consumer products used in the home textile industry. Information about the Company's three segments and the items necessary to reconcile this information to the Company's consolidated results are as follows:

                                                                              NINE MONTHS ENDED
                                                                              -----------------
                                                                      OCTOBER 3, 1998    OCTOBER 2, 1999
                                                                      ---------------    ---------------
Net sales
        Greige                                                            $118,409           $ 83,380
        Chatham                                                            127,695            121,641
        Elastics                                                            71,592             75,500
                                                                          --------           --------
        Total                                                             $317,696           $280,521
                                                                          ========           ========

Operating income (loss) before nonrecurring items
        Greige                                                            $ 10,992           $ (8,330)
        Chatham                                                              2,618              1,228
        Elastics                                                             7,896              9,195
        Corporate                                                           (3,878)            (2,933)
                                                                          --------           --------
        Total                                                               17,628               (840)

Nonrecurring items                                                              --              7,000
Interest expense                                                             9,594              9,610
Other expense (income), net                                                 (2,082)              (789)
                                                                          --------           --------

Income (loss) before income taxes                                         $ 10,116           $(16,661)
                                                                          ========           ========

Operating margin
        Greige                                                                 9.3              (10.0)
        Chatham                                                                2.1                1.0
        Elastics                                                              11.0               12.2
                                                                          --------           --------
        Total                                                                  5.5%              (0.3)%
                                                                          ========           ========


Note 6:

Restructuring Charges

         In the second quarter of 1999, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives are focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, will reduce the Company's operating costs, downsize its fabric formation capacity to levels more in line with market demand, and conserve capital for other equipment modernization projects. In conjunction with these efforts, the Company will be consolidating certain manufacturing capacity, realigning certain management responsibilities and disposing of idle equipment and related inventories. These initiatives are expected to be completed by December 1999. The restructuring initiatives also include the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company reported a $7,000 charge to earnings in connection with the restructuring initiatives and has reserved for the following items in the accompanying statement of income for the nine months ended October 2, 1999:

Restructuring items:                                                    July 3, 1999       Oct. 2, 1999
                                                                        ------------       ------------
        Severance and related benefit costs                               $  1,000                646

Other nonrecurring asset write-offs:
        Inventory write-offs                                                 2,116              1,356
        Property, plant & equipment write-offs                               3,884              3,753
                                                                          --------           --------
                                                                          $  7,000           $  5,755
                                                                          ========           ========

Included in the $7,000 charge were approximately $1,000 of incremental cash expenditures. During the quarter ended October 2, 1999, the Company funded $354 of cash related restructuring items and disposed of $891 of assets related to the restructuring.

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

Results of Operations

Three Months Ended October 2, 1999
Compared with Three Months Ended October 3, 1998

Sales

         Sales for the three months ended October 2, 1999 were $96.1 million, a decrease of $11.5 million or 10.7% from the corresponding period of 1998. Sales of the Greige Fabrics Division decreased $8.2 million, or 22.6%. Sales of the Elastics Division increased $0.5 million or 1.8%, and sales of the Chatham Division decreased $3.8 million or 8.1%.

         The decrease in sales of the Greige Fabrics Division may be attributed to unfavorable market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 26.0% while volume was relatively unchanged. The decline in prices is primarily attributable to increased imports of lower-priced Asian fabrics and increased inventories at the Company's large vertical home furnishing customers, which together has reduced the demand for domestically-produced printcloth greige fabrics and negatively affected market selling prices. The Company expects average selling prices for printcloth fabrics to continue to be affected by lower priced imported fabrics and reduced buying from certain key home furnishing customers. The Company anticipates these factors to continue to negatively impact the performance of the Greige Fabrics Division in the fourth quarter of 1999.

         The sales decrease for the Chatham Division consisted of a $3.9 million or 18.9% reduction in automotive upholstery sales. This decline is indicative of the Company's placements for the Year 2000 model year as compared to prior year placements. Additionally, the Chatham Division reported a $1.2 million decline in yarn sales for the quarter ended October 2, 1999 related to its decision to discontinue certain yarn sales activities as part of the restructuring initiatives. The decline in yarn sales was more than offset by the continued growth of furniture upholstery sales. Sales of consumer products remained relatively unchanged for the third quarter period.

Earnings

         Operating income for the three month period ended October 2, 1999 decreased $5.9 million from operating income of $5.1 million in the corresponding period of 1998 to an operating loss of $0.8 million. The decrease in profitability is primarily attributable to the Greige Fabrics Division as the influx of lower-priced imported fabrics and excess inventory levels continue to suppress market selling prices for domestically-produced greige fabrics. Although raw material prices for cotton and polyester have been more favorable in 1999, the impact from reduced selling prices of greige fabrics has more than offset any decline in raw material expenses. As a result, operating income for the Greige Fabrics Division is down $5.9 million in the third quarter of 1999. Operating margins in both the Elastics Division and the Chatham Division remained relatively unchanged during the third quarter and did not offset the significant losses associated with the Greige Fabrics Division.

         Interest expense for the three months ended October 2, 1999 was $3.2 million, and remained relatively unchanged as compared to the corresponding period of 1998.

         Other income, net, for the three months ended October 2, 1999 was $0.2 million, a decrease of $0.7 million from the same period in 1998. Other income, net, was greater in 1998 because the Company received $0.6 million in "Step 2" payments under the USDA's Cotton Rebate Program. The Company has not received any "Step 2" payments in 1999 because funding for the Cotton Rebate Program has been exhausted.

         As a result of the above mentioned items, income (loss) before income taxes decreased $6.7 million for the three months ended October 2, 1999 over the corresponding period in 1998, and the provision for income taxes decreased $2.4 million. The net loss of $2.4 million for the third period of fiscal 1999 represents a decrease in net earnings of $4.2 million as compared to the corresponding period of fiscal 1998.



Nine Months Ended October 2, 1999
Compared with Nine Months Ended October 3, 1998

Sales

         Sales for the nine months ended October 2, 1999 were $280.5 million, a decrease of $37.2 million or 11.7%, from the corresponding period of 1998. Sales of the Greige Fabrics Division decreased $35.0 million or 29.6%, while sales of the Elastics Division increased $3.9 million or 5.5%, and sales of the Chatham Division decreased $6.1 million or 4.7%.

         The decrease in sales of the Greige Fabrics Division may be attributed to deteriorating market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 24.1% while volume decreased 11.4%. The decline in greige sales in the first nine months of 1999 primarily reflects the increased competition associated with lower priced imports from Asia. The sales decrease in the Chatham

 Division consisted primarily of an $8.0 million, or 13.2% reduction in automotive upholstery sales. Additionally, the Company's yarn sales have decreased $3.7 million due to the Company's restructuring initiatives to downsize its yarn spinning capacity. Strong demand for Chatham's furniture upholstery products has resulted in a $5.4 million, or 12.7% increase in year-to-date furniture sales which has partially offset the reduced levels of automotive and yarn revenues. Sales of consumer products have remained relatively unchanged in the first nine months of 1999 as compared to the same nine month period in the prior year.


Earnings

         Operating income for the nine month period ended October 2, 1999 decreased $25.4 million from operating income of $17.6 million in the first nine months of 1998 to an operating loss of $7.8 million. Earnings in the Greige Fabrics Division have declined $19.3 million as a result of the lower selling prices and reduced demand for domestically-produced printcloth fabrics. The Elastics Division has reported higher earnings due to higher sales and operating improvements at its narrow elastic facility in Stuart, Virginia, while the Chatham Division has experienced lower earnings due to lower sales levels and operating disruptions associated with implementing certain of the production consolidation initiatives as part of the restructuring.

         Interest expense for the nine months ended October 2, 1999 was $9.6 million, and remained relatively unchanged from the corresponding period in 1998.

         Other income, net, for the nine months ended October 2, 1999 was $0.8 million, a decrease of $1.3 million over the corresponding period in 1998. This decrease reflects the $1.8 million in "Step 2" payments received by the Company last year under the USDA's cotton rebate program. These payments ceased in December 1998 when the program exhausted its funding.

         The provision for income taxes decreased approximately $10.3 million in the first nine months of 1999 as compared to the corresponding period in 1998 because income before income taxes decreased $26.8 million in the nine months ended October 2, 1999. Consequently, net earnings for the nine months ending October 2, 1999 decreased by $16.5 million from net income of $6.3 million in the first nine months of 1998 to a net loss of $10.2 million for the first nine months of 1999.


Financial Condition

         For the nine months ended October 2, 1999, the Company generated $3.6 million of positive cash flow from operations, increased its net borrowings by $9.0 million and reduced its cash balances by $2.8 million. The Company used these borrowings and cash sources to fund $8.2 million of capital expenditures, to reduce its payable book overdraft by $4.6 million and to repurchase $2.6 million of its outstanding common stock from a director of the Company.

         At October 2, 1999, working capital was approximately $76.2 million as compared to approximately $76.6 million at January 2, 1999. Management is not aware of any present or potential impairments to the Company's liquidity.

         At October 2, 1999, long-term debt of approximately $133.6 million represented 82.0% of total capital, compared to 74.7% at January 2, 1999.

         The Company believes that funds from operations during the balance of fiscal 1999 and amounts available under the amended credit agreement (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $2 million during the remainder of 1999, in addition to meeting working capital requirements and scheduled debt service payments.



Impact of Year 2000

         The Company presently expects to spend approximately $0.2 million during the remainder of 1999 to complete the replacement, modification and testing of its computer information systems to ensure the proper processing of transactions relating to Year 2000 and beyond. Included in this amount are expenditures to implement certain new or improved systems which not only achieve Year 2000 compliance, but significantly improve and expand operational capabilities of certain of the Company's computer systems. The Company has inventoried all critical financial, human resource, operational and manufacturing systems and has developed detailed plans for the necessary system modifications or replacements. As of the date of this filing, the Company believes it has completed and tested approximately 99% of the new system installations or existing system modifications. The Company will continue to monitor and retest all business critical systems through the end of the year.

         Additionally, the Company has communicated with its suppliers, vendors (including machinery manufacturers) and customers to determine the status of their Year 2000 initiatives and appropriate contingency plans are being developed to address identified risks in these areas.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreements. The Company's bank credit agreement bears interest at a rate which may vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by The First National Bank of Boston. Although the Company is not presently a party to any contract in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of October 2, 1999, the Company had $9,041 of outstanding indebtedness under its bank credit agreement which bore interest at a variable rate. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw materials is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of October 2, 1999, the Company had contracted for 21,193 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.6 million on the fair value of the Company's outstanding futures contracts.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  4.1 Amendment No. 1 dated September 30, 1999 to Amended and Restated Loan and Security Agreement dated as of May 28, 1999 between CMI Industries, Inc. and BankBoston, N.A., as Agent for the Lenders.

                  27.1     Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K

                  None

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CMI INDUSTRIES, INC.


Date:  November 12, 1999          By  /s/ JOSEPH L. GORGA
                                     -----------------------------------------
                                  Joseph L. Gorga
                                  President and Chief Executive Officer


Date:  November 12, 1999          By  /s/ JAMES A. OVENDEN
                                     -----------------------------------------
                                  James A. Ovenden
                                  Executive Vice President and Chief Financial
                                  Officer

PART III.   INDEX TO EXHIBITS


  Exhibit No.                              Description                                                    Page No.
  -----------                              -----------                                                    --------
       4.1           Amendment No. 1 dated September 30, 1999 to Amended and Restated
                     Loan and Security Agreement dated as of May 28, 1999 between CMI
                     Industries, Inc. and BankBoston, N.A., as Agent for the Lenders.

      27.1           Financial Data Schedule (for SEC use only)