Form 10-K405
period 2000-01-01
CMI INDUSTRIES INC
filed 2000-03-31
CIK 911221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended January 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from _________________ to ______________________

                        Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                57-0836097
---------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                    29201
-----------------------------------------------------------------------------------------
(Address of principal executive office)                                  (Zip Code)


Registrant's telephone number including area code:               (803) 771-4434

Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to Section 12(g) of the Act:                None

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             ----------------------

No shares of the voting securities of the Registrant are held by nonaffiliates; the aggregate market value of shares of voting securities held by nonaffiliates as of March 15, 2000 is zero.

As of March 15, 2000, there were 594,931 shares of $1 Par Value Common Stock outstanding.

===============================================================================

         This Report contains statements, which to the extent they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements in this Report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         CMI Industries, Inc. ("CMI" or the "Company") and its subsidiaries manufacture textile products that serve a variety of markets, including the home furnishings, woven apparel, elasticized knit apparel, furniture upholstery, automotive upholstery, consumer products and industrial/medical markets. The Company operates through three divisions: the Greige Fabrics Division, the Elastic Fabrics Division and the Chatham Division. The Company had net sales of $374.3 million in 1999. The Greige Fabrics Division accounted for 30% of 1999 net sales, the Elastic Fabrics Division accounted for 26% of 1999 net sales, and the Chatham Division accounted for 44% of 1999 net sales.

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

         The Chatham Division manufactures fabrics and products for sale to the furniture upholstery, automotive upholstery and consumer products markets. Furniture upholstery is supplied for use in residential applications, office and public seating and wall panels for open-plan office systems. Customers include contract and residential furniture manufacturers, and furniture upholstery is also sold through an extensive distributor network. Automotive upholstery is supplied for use in automobile and light truck seating and interior component applications to domestic automobile manufacturers and to Japanese manufacturers with domestic production facilities. Consumer products such as blankets, mattress pads and afghans are manufactured for sale to major retailers.

         The Company was formed in 1986 at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML & Co."), together with certain members of present or former management for the purpose of acquiring Clinton Mills, Inc., a South Carolina corporation, a predecessor in interest to the Greige Fabrics Division. Affiliates of ML Capital Partners who acquired shares of the Company's common stock (the "Common Stock") in 1986 and thereafter, sold all of the shares of Common Stock owned by them back to the Company on March 14, 2000. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."


SALES SUMMARY

         The following table presents, for the last three fiscal years, the dollar sales and the percentages of the Company's sales contributed by each division.

                                                                SALES BY DIVISION
                                      ----------------------------------------------------------------------------
                                                               (Dollars in thousands)
                                              1997                1998                1999
Greige Fabrics Division                $171,010     41%    $147,066     36%    $111,978     30%
Elastic Fabrics Division                 93,931     22%      95,435     23%      99,042     26%
Chatham Division                        157,781     37%     170,290     41%     163,284     44%
                                       --------    ---     --------    ---     --------    ---
         Total                         $422,722    100%    $412,791    100%    $374,304    100%
                                       ========    ===     ========    ===     ========    ===

         The following table presents, for the last five fiscal years, the percentages of the Company's sales to the home furnishings, woven apparel, furniture upholstery, elasticized fabric, automotive upholstery, consumer products and industrial/medical/other markets, as estimated by the Company.

                                                                           PERCENTAGE OF DOLLAR SALES
                                                          -----------------------------------------------------------
                                                            1995       1996         1997          1998         1999
                                                          -----------------------------------------------------------
Home furnishings market                                    28%          28%          26%          20%           20%
Woven apparel market                                       11%          11%          11%          10%            7%
Furniture upholstery market                                14%          15%          13%          14%           17%
Elasticized fabric market                                  25%          24%          22%          23%           26%
Automotive upholstery market                                8%          11%          16%          19%           20%
Consumer products market                                    8%           7%           6%           7%            7%
Industrial/medical/other markets                            6%           4%           6%           7%            3%
                                                          ----------------------------------------------------------
           Total                                            100%         100%         100%         100%          100%
                                                          ==========================================================

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

                  Spinning. The division either spins or purchases the yarn it uses to produce woven fabrics. Two types of spinning equipment are used: air-jet spinning equipment, which combines spinning and winding into one process, and traditional ring spinning equipment. Approximately 58% of the division's current spinning capacity is air-jet spinning.

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

         The division currently operates six manufacturing plants located in Clinton, South Carolina; Geneva, Alabama; and Clarkesville, Georgia. All of its plants are equipped with projectile and air-jet shuttleless machines and supporting equipment including carding, spinning and yarn preparation equipment. The division plans to make further capital expenditures of $1.9 million during fiscal 2000. These expenditures will include replacement and updating of existing equipment and facilities. Capital expenditures have been designed to expand production capabilities, reduce production costs and increase quality.

         Five of the division's six plants are currently operating on a 24-hour, seven-day week schedule. The remaining plant operates on a 24 hour, six day week schedule. CMI tailors its operating schedules to meet market demand, and it has the ability to adjust these operating schedules as appropriate.

         Marketing and Sales. The Greige Fabrics Division's fabrics are sold primarily through the Company's New York sales office. Fabrics are sold to integrated manufacturers and converters for use in various home furnishings products, woven apparel and a variety of industrial applications. None of the division's customers account for more than 10% of Company sales. Fabrics are typically manufactured to order. The division's sales are generally not seasonal.


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

         Marketing and Sales. The Elastic Fabrics Division sells its elasticized fabrics through the Company's New York sales office, and marketing professionals located in Greensboro, North Carolina, Stuart, Virginia, Atlanta and Los Angeles. None of the division's customers account for more than 10% of the Company sales. These fabrics are manufactured to order and are typically not seasonal.


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

                  Automotive Upholstery. The division supplies upholstery fabrics for automobile and light truck seating and interior component applications as well as for a variety of other transportation uses such as heavy truck interiors, van conversions and after-market uses. Primary automotive customers include domestic automobile manufacturers and Japanese automobile manufacturers with United States manufacturing facilities. To a limited extent, the division also exports its automotive fabrics to Japan for overseas production. In an effort to expand its product capabilities and market penetration, CMI has developed strategic alliances with Mount Vernon Mills to produce woven velour fabrics, with AB Borgstena Textile, Ltd. to produce circular knit fabrics and with

         Tatsumura Textile Company, Ltd., to help to increase the division's business with the Japanese automakers. A wide variety of upholstery fabrics are produced for the automotive market primarily from spun and filament polyester. For the automotive upholstery market, the division supplies flat and jacquard wovens, jacquard and dobby woven velours, jacquard circular knits and double needle bar knits, and employs stock, yarn, and piece dyeing technologies.

                  Consumer Products. The division produces blankets, mattress pads, electric mattress pads, fringed throws, cotton jacquard afghans and infant bedding for sale to the retail, institutional and health care markets. Its consumer products are manufactured through either a loom woven process or a non-woven Fiberwoven(R) process. The Company markets its consumer products under the brand names: Chatham, Beautyrest and Wimbledon. Additionally, the Company has an agreement with Springs Industries, Inc. to manufacture and market a line of blankets using Springs Industries' names and trademarks, including Springmaid, Wamsutta and Performance.

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

         Design Capabilities. The division employs advanced technologies in computer and design systems which enable fabrics to be designed with reduced sampling production costs and shortened development time and promote faster responses to customer inquiries. In the last two years, the division has added chenille yarn making equipment in order to enhance its product capabilities. Chenille yarns have certain characteristics which add texture to fabrics and provide innovative design opportunities for furniture upholstery, automotive upholstery and consumer products. The Chatham Division markets its chenille yarns and fabrics under its own trademark "Sheneele."

         Marketing and Sales. Sales and marketing functions are conducted at the product level. Furniture upholstery is sold by sales personnel in Elkin and High Point, North Carolina (including a showroom), New York City, Chicago, Los Angeles, and Grand Rapids, Michigan, and sales agents in the Far East, Europe, Australia and South America. Automotive upholstery is sold through sales and marketing offices in Elkin, North Carolina and Detroit, Michigan. Consumer products are sold and marketed through offices in Elkin, North Carolina and New York City and by sales associates located throughout the United States. Foreign bedding sales are handled through agents or distributors in Mexico, Canada, Western Europe, Australia and the Far East. None of the division's customers account for more than 10% of Company sales.

RAW MATERIALS

         The principal raw materials the Company uses are cotton and man-made fibers, yarns and woven velour fabrics. In 1999, raw materials accounted for approximately 53.9% of cost of sales. The Company uses many types of fibers, both natural (cotton and wool) and man-made (polyester, nylon, olefin, rayon and acrylic) as well as yarns including Lycra(R), a spandex elastomeric yarn produced by DuPont (E.I.) de Nemours & Company, in the manufacture of its textile products. The Company believes that availability and future price levels for fibers and yarns will depend primarily upon supply and demand conditions, crop conditions, general inflation, government agricultural programs and prices of petroleum-based raw materials. Additionally, the Company purchases woven velour fabrics for its automotive upholstery business through a strategic alliance with Mount Vernon Mills. Although other suppliers of woven velour fabrics are available, and the Company has manufactured woven velour fabrics in the past, the Company currently out sources all of its woven velour fabric requirements through its alliance with Mount Vernon Mills.

         Generally, the Company has had no difficulty in obtaining raw materials. The Company's raw materials are available from a large number of suppliers. The Company maintains a limited supply of cotton in inventory. Typically, the Company purchases cotton only when firm orders have been obtained for the goods in which it will be used. However, if management concludes that a certain grade of cotton may be in short supply or that prices may be substantially higher in the near term, the Company may deviate from this procedure and buy additional cotton for inventory or make commitments for cotton in the future in excess of amounts required to meet future sales orders. Historically, the Company has not purchased significant amounts of cotton for inventory. The Company believes it has contracted for cotton at prices that will permit it to be competitive with other companies in the domestic textile industry when the cotton purchased for future use is put into production.

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

PATENTS AND TRADEMARKS

         The Company has registered a stylized "Clinton," "EFA," "Chatham," "Sheneele," and "Restwarmer" as trademarks. The Company markets consumer products in the Chatham Division under license arrangements with Beautyrest, Wimbledon and Springs Industries. The Company does not own or use any other patents, licenses or trademarks that are currently material in the conduct of its business.

BACKLOG

         At January 1, 2000, the Company had aggregate unfilled orders of $77 million, as compared to $76 million at January 2, 1999. As of January 1, 2000, the Greige Fabrics Division had approximately $50 million of unfilled customer orders for woven fabrics, as compared to $41 million at January 2, 1999. The increase in the Greige Fabrics Division's order backlog from 1998 to 1999 is indicative of the marginally improved market conditions for greige fabrics. At January 1, 2000, the Elastic Fabrics Division had unfilled orders totaling $12 million, as compared to $12 million at January 2, 1999. At January 1, 2000, the Chatham Division had unfilled orders totaling $16 million, as compared to $23 million at January 2, 1999. The reduced level of Chatham's backlog may be attributed to its decline in automotive placements for the 2000 model year and the Company's decision in 1999 to exit the yarn sales business. The Company expects to fill all of these orders in 2000. These backlogs consist of orders that are not generally subject to cancellation prior to shipment, although the Company has in the past accommodated customer requests for order deferments due to unusual circumstances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

COMPETITION AND INTERNATIONAL TRADE POLICY

         The domestic textile industry is highly competitive with no one firm dominating the United States market. Many companies compete only in limited segments of the textile market, and in recent years, there has been a trend toward consolidation in the United States textile industry. Textile competition is based in varying degrees on price, product styling and differentiation, quality and customer service. The importance of each of these factors depends upon the needs of particular markets and customers.

         The domestic textile industry has been fundamentally affected by competition from abroad. The level of import protection for domestic producers of textiles has been and will continue to be subject to domestic political and foreign policy considerations. Under the import tariff and quota framework developed under the Arrangement Regarding International Trade in Textiles and commonly known as the Multifiber Arrangement (the "MFA"), most significant exporters of fabrics were subject to annual quotas. However, the MFA expired on December 31, 1994, and was replaced by The Uruguay Round Agreement (the "Uruguay Agreement") on textiles and clothing which contains a schedule for the gradual phase-out of quotas established pursuant to the MFA over a ten year transition period. After the transition period, textile and clothing trade will be fully integrated into the World Trade Organization and subject to the same restrictions as other sectors. The Uruguay Agreement contains a provision for reducing tariffs on textiles and clothing products imposed by the United States by approximately 12% overall, with the reductions phased in over a ten year period. The reduction in the import protection accorded domestic fabric and apparel manufacturers could adversely affect the Company.

         The Company believes that the North American Free Trade Agreement ("NAFTA") has and will continue to affect competition in the domestic textile manufacturing market by phasing out substantially all trade restrictions among Canada, Mexico and the United States while maintaining such restrictions on products imported from outside North America, subject to the Uruguay Agreement. The Company believes that as a result of NAFTA some labor-intensive apparel production has and will continue to move to Mexico due to Mexico's lower labor costs. To the extent that production of fabricated textile products (apparel and home furnishings) moves to Mexico at the expense of less competitive Asian producers, the Company believes that it could benefit from the resulting increase in North American production by supplying fabrics to those product manufacturers.

         The impact of import competition varies among the Company's divisions. The Greige Fabrics Division sells its fabrics primarily to integrated manufacturers and also to converters for use in a wide variety of home furnishings, woven apparel and industrial products. The division sells its fabrics in certain markets where imports are a competitive factor, such as the women's apparel and the over the counter fabrics for home sewing markets. In addition, the division's fabrics are used in apparel products which compete with imported garments. In response to the increasing effect of imports, the division has engaged in an extensive modernization program which has added flexibility to its manufacturing process and increased its fabric offerings. This modernization program has resulted in increases in productivity and lower unit costs, net of depreciation. In addition, marketing has been redirected in an effort to reduce dependence on commodity fabrics and has focused on developing long-term customer relationships where value added services can differentiate its fabrics from imports. To implement this strategy, the division has generally endeavored to decrease its sales to the apparel market and shift more of its sales to home furnishing markets where competition from imports is less severe. However, depending on market conditions, the division may from time to time redirect its sales from home furnishings to apparel to avoid market weakness or to obtain a benefit from opportunistic selling. The Greige Fabrics Division's principal competitors include Greenwood Mills and Alice Manufacturing.

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

EMPLOYEES

         On January 1, 2000 the Company had 3,679 employees, none of whom were covered by a collective bargaining agreement. Of these employees, 3,224 were employed as hourly associates while 455 were employed as salaried associates. All of the Company's employees are full-time. The Company believes that its employee relations are good.

YEAR 2000 COMPLIANCE

         The "Year 2000 problem" is the result of many computer systems that use two digits rather than four digits to define the applicable year, and whether such systems would properly and accurately process information when the year changed to 2000.

         As part of its company-wide initiative to upgrade business computer systems in many of its operations, the Company has implemented new computer systems or completed system modifications that are Year 2000 compliant. As of January 1, 2000, all of the Company's operations completed their Year 2000 compliance review, and where necessary, upgraded or replaced computer software or hardware with Year 2000 compliant systems.

         At the date of this report, the Company had not experienced any material problems related to the year 2000, nor has the Company received any significant complaints regarding year 2000 issues related to its products. Also, the Company is not aware of any significant year 2000 issues affecting the Company's major customers or suppliers.

         The Company is prepared to implement appropriate contingency plans for potential major business disruption, if any, which may result from any year 2000 issue.


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

         The Company has identified certain groundwater and soil contamination which will require remediation and asbestos which may require abatement at its Elkin facility. The Company has accrued for the costs it expects to incur in connection with this remediation and abatement. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations--Environmental" and Notes 7 and 8 to the Financial Statements.

         The Company is working under the direction of the North Carolina Department of Environment, Health and Natural Resources and from Guilford County Environmental Health to cleanup groundwater at its Greensboro facility resulting from previously removed leaking underground storage tanks. The Company estimates that remaining costs associated with the cleanup will be less than $100,000. Partial reimbursement has been approved from the North Carolina Underground Storage Tank Trust Fund.

ITEM 2.  PROPERTIES

         The following table sets forth certain information relating to the Company's principal facilities as of January 1, 2000. All of these facilities are owned by the Company, except for the New York City sales office, the Columbia, South Carolina executive office, and the Elkin, North Carolina distribution center. The Company's New York sales office is leased for a term expiring in 2005. The Columbia executive office and the Elkin distribution center are each leased for a term expiring in 2001. The Company believes all of its facilities are in good repair and are in suitable condition for the purposes for which they are used.

     LOCATION                                 SQ. FOOTAGE                      USE
------------------------                      -----------     --------------------------------------
GREIGE FABRICS DIVISION

  Vance No. 1...............................    263,000       Manufacturing (191,000 sq. ft.)
  Clinton, SC                                                 Warehouse and Office (72,000 sq. ft.)

  Vance No. 2...............................    544,900       Manufacturing (303,900 sq. ft.)
  Clinton, SC                                                 Warehouse and Office (241,000 sq. ft.)

  Lydia  ...................................    472,100       Warehouse and Office (472,100 sq. ft.)
  Clinton, SC

  Bailey ...................................    277,200       Manufacturing (224,100 sq. ft.)
  Clinton, SC                                                 Warehouse  and Office (53,100 sq. ft.)

  Office-Clinton, SC........................     37,700       Office

  Geneva No. 1..............................    151,500       Manufacturing (128,300 sq. ft.)
  Geneva, AL                                                  Warehouse and Office (23,200 sq. ft.)

  Geneva No. 2..............................    258,200       Manufacturing (211,900 sq. ft.)
  Geneva, AL                                                  Warehouse and Office (46,300 sq. ft.)

  Office-Geneva, AL.........................      7,500       Office

  Clarkesville, GA..........................    268,800       Manufacturing (170,100 sq. ft.)
                                                              Warehouse and Office (98,700 sq. ft.)


ELASTIC FABRICS DIVISION

  Greensboro, NC............................    175,300       Manufacturing (138,800 sq. ft.)
                                                              Warehouse and Office (36,500 sq. ft.)

  Stuart, VA................................    415,340       Manufacturing (328,900 sq. ft.)
                                                              Warehouse and Office (86,440 sq. ft.)

     LOCATION                                 SQ. FOOTAGE                      USE
------------------------                      -----------     --------------------------------------
CHATHAM DIVISION
   Elkin, NC..............................    1,697,600        Manufacturing (1,270,500 sq. ft.)
                                                               Warehouse and Office (427,100 sq. ft.)

   Elkin, NC..............................      170,720        Distribution Center

   Boonville, NC..........................      128,500        Manufacturing (99,200 sq. ft.)
                                                               Warehouse and Office (29,300 sq. ft.)

OTHER

   CMI Sales Office
   New York, NY............................      16,332        Office

   CMI Executive Office
   Columbia, SC............................       9,330        Office



ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation incidental to its business operations, as well as product liability litigation. In the opinion of the Company's management, none of the litigation in which it is currently involved is material.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         None of the issued shares of the Common Stock is publicly held and there is no established published trading market for the Common Stock. As of March 15, 2000, there were thirty holders of the Company's Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         During the two fiscal years ended January 2, 1999 and January 1, 2000, the Company did not pay any dividends. The Company's ability to pay dividends was subject to limitations in its bank credit agreement and in the indenture pursuant to which its $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 were issued (the "Indenture"). Capitalized terms used in this
Item 5 that are not defined in this Report have the same meaning as set forth in the Indenture.

         The Indenture prohibits the Company from paying cash dividends or making other Restricted Payments if an Event of Default exists under the Indenture or the Company cannot incur additional Indebtedness (other than Permitted Indebtedness) because of an inadequate Fixed Charge Coverage Ratio. The Indenture limits the aggregate amount of cash dividends and other Restricted Payments that may be made subsequent to October 28, 1993 to an amount no greater than the sum of (i) 50% of the Company's Consolidated Adjusted Net Income accrued on a cumulative basis since October 1, 1993 (less 100% of any loss) plus (ii) the aggregate net proceeds received by the Company after October 28, 1993 from certain issues or sales of the Company's capital stock and from capital contributions. Notwithstanding the foregoing, so long as an Event of Default does not exist, the Indenture permits the Company to (i) repurchase its capital stock from Management Investors under certain circumstances in an aggregate amount of up to $2.0 million per year, with the right to carry forward into the immediately following year the aggregate amount of the unused portion, and (ii) pay cash dividends and make other Restricted Payments in an aggregate amount not to exceed $10.0 million. On March 15, 2000, the Company paid $8,949,843 to repurchase its common stock from affiliates of Merrill Lynch Capital Partners, Inc. under the above noted $10.0 million limitation. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Under a $45 million secured revolving credit facility from Fleet Capital, which serves as the agent bank, and Bank of America, N.A. entered into in May 1999 and amended in September 1999 (the "Credit Agreement"), the Company is not permitted to make or declare any type of dividend payment, except that the Company is permitted to repurchase its Common Stock from former officers or employees of the Company in an aggregate amount not to exceed $10 million. At January 1, 2000, under the terms of the Indenture the Company could acquire capital stock in an amount of $1.3 million from Management Investors and could pay cash dividends or make other Restricted Payments in an aggregate amount of $10.0 million. However, the limitation on restricted payments contained in the Credit Agreement as then in effect was more restrictive than the limitation contained in the Indenture, so that at January 1, 2000 the Company was not able to pay dividends and could repurchase its Common Stock from former officers or employees up to an amount not to exceed $10 million. The banks party to the Credit Agreement consented to the purchase of common stock of the Company from affiliates of Merrill Lynch Capital Partners, Inc., as discussed above.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial information for the Company for fiscal years 1995 through 1999, which has been derived from the audited financial statements of the Company for such periods. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company, together with the related notes and independent accountant's report. The Company's consolidated balance sheet as of January 2, 1999 and January 1, 2000, and financial statements for each of the fiscal years in the three-year period ended January 1, 2000, and the independent accountant's report thereon, are included elsewhere in this Report. See "Index to Financial Statements and Schedules."

                                                                        FISCAL YEAR
                                                   1995            1996         1997          1998            1999
                                                   --------------------------------------------------------------------------
STATEMENT OF INCOME DATA                                                      (Dollars in thousands)

Net sales                                          $ 408,636     $ 374,044     $ 422,722     $ 412,791      $ 374,304
Depreciation                                          22,660        21,968        16,702        16,387         16,122
Other cost of sales                                  345,265       323,920       349,596       345,829        328,571
                                                   ---------     ---------     ---------     ---------      ---------
    Gross profit                                      40,711        28,156        56,424        50,575         29,611
Selling, general and administrative expense           32,704        31,097        32,914        33,586         32,994
Restructuring and other nonrecurring charges(1)       17,682            --            --           304          7,000
                                                   ---------     ---------     ---------     ---------      ---------
    Operating income (loss)                           (9,675)       (2,941)       23,510        16,685        (10,383)
Other income (expense)
    Interest expense                                 (17,174)      (15,425)      (14,499)      (12,759)       (12,910)
    Other income (expense), net                        1,406         1,588         2,975         1,013            835
                                                   ---------     ---------     ---------     ---------      ---------
    Total other income (expense)                     (15,768)      (13,837)      (11,524)      (11,746)       (12,075)
                                                   ---------     ---------     ---------     ---------      ---------
    Income (loss) before income taxes                (25,443)      (16,778)       11,986         4,939        (22,458)
Income taxes (benefit)                                (9,500)       (6,115)        4,800         1,900         (8,500)
                                                    ---------     ---------     ---------     ---------      ---------
    Net income (loss)                              $ (15,943)    $ (10,663)    $   7,186     $   3,039      $ (13,958)
                                                   =========     =========     =========     =========      =========
Ratio of earnings to fixed charges(2)                (0.48)x       (0.09)x         1.83x         1.39x        (0.74)x

BALANCE SHEET DATA (AT END OF YEAR)
Current assets                                     $ 123,281     $ 112,623     $ 104,349     $ 116,424      $ 106,558
Property, plant and equipment, net                   125,774       112,545       103,592        97,018         85,274
Other assets                                           8,053         8,366         8,599         9,724         10,407
Total assets                                         257,108       233,534       216,540       223,166        202,239
Current liabilities                                   42,739        44,117        38,541        39,794         35,807
Long-term debt, less current portion                 154,245       143,749       124,528       124,536        128,814
Other liabilities and deferred items                  17,616        13,823        14,427        16,753         12,143
Stockholders' equity                                  42,508        31,845        39,044        42,083         25,475

EBITDA(3)                                          $  14,361     $  21,293     $  43,749     $  34,633      $   7,348
Depreciation and amortization(4)                      22,670        22,646        17,264        16,935         16,896
Capital expenditures                                   8,850         9,288         8,292        10,322          8,624
Ratio of EBITDA to interest expense(5)                 1.03x         1.43x         3.15x         2.83x          0.59x
Ratio of total debt (at end of year) to EBITDA        10.80x         6.94x         2.90x         3.60x         17.53x

--------------------------------------

(1) Represents $4,782 of executive severance charges related to the retirement of Mr. G. T. Williams, the Company's former President and Chief Executive Officer and $12,900 of charges related to the Company's restructuring plan, both recorded in 1995. Also reflects the write-off of transaction costs associated with the terminated merger agreement with CMI Management, Inc. in 1998 of $1,649 and a credit of $1,345 in 1998 related to the previously reported restructuring and severance charges. In 1999, $7,000 was reserved for restructuring initiatives in the following amounts: severance and related benefits, $1,000; inventory write-offs, $2,116; property, plant and equipment write-offs, $3,068; and other asset write-offs, $816. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

                  Chatham Division. In February 1992, the Company acquired the assets of Chatham Manufacturing Company. In addition to increased product diversification, the Chatham acquisition provided the Company with access to markets with greater barriers to entry than the greige fabrics markets. The Chatham Division manufactures fabrics to be sold to the automotive industry, residential and contract furniture upholstery industries, as well as consumer products such as blankets, mattress pads and heated pads. These industry segments are characterized by sophisticated supplier qualification and quality requirements, short order lead times, significant capital requirements and other barriers to entry. Most of the division's products are not sensitive to imports, and in many instances, provide the Company with export opportunities. Nonetheless, Chatham's financial performance deteriorated from 1992 through 1995. In 1993 and 1994, the Chatham Division experienced significant operating disruptions which resulted in excessive off-quality levels and minimum order lead times of up to 26 weeks for furniture fabrics. These disruptions negatively impacted operating margins and the division's ability to service its customers. During 1995, operating margins in the Chatham Division remained substantially below those of the Company's other divisions as it worked to improve its product mix, complete the development of its information systems and correct certain quality and manufacturing inefficiencies.

                  Greige Fabrics Division. Continuing with its acquisition strategy, the Company acquired the Clarkesville Plant in May 1994 which expanded the Company's products to include greige fabrics of 100% synthetic yarns. Because the fabrics produced at Clarkesville are less commodity-oriented, they are more capable of consistently producing higher margins. The Company's Greige Fabrics Division now manufactures light to midweight greige fabrics, including printcloths, broadcloths, twills, crepes and other fabrics of 100% cotton, blends of polyester and cotton and 100% synthetic yarns. The fabrics are sold for use in home furnishings such as sheetings, curtains and mattress ticking, career apparel and various industrial applications including medical and athletic tape. Certain greige fabrics produced by the Company are more commodity oriented, and therefore, more sensitive to general supply and demand levels and the corresponding impact on pricing. In 1995 and 1996, there was an oversupply of greige fabrics which depressed prices and resulted in excess capacity and increased inventory levels. Also in 1995 and 1996, the division was negatively impacted by unprecedented increases in raw material costs.

                  Elastics Fabrics Division. The Company acquired the former United Elastic Corporation operations in January 1995. The United Elastic Corporation acquisitions allowed the Company to further diversify its product offerings to include narrow woven elastics and provide its existing customer base with more value-added products and services. The Elastic Fabrics Division now produces both wide and narrow elastics and manufactures woven, warp knit and circular knit fabrics used in intimate apparel, activewear and industrial/medical markets. The products manufactured in this division are highly engineered and the quality of the fabrics is critical. United Elastic Corporation was in bankruptcy when it was purchased by the Company. Despite the strategic opportunities associated with this acquisition, the negative effects of the bankruptcy on both customers and manufacturing operations have been difficult to overcome.

                  Throughout this time period, the Company continued to upgrade its manufacturing capacity by investing in new equipment capable of producing better quality fabrics more efficiently. Despite these investments and its achieving greater product diversification through acquisitions, the Company's performance continued to deteriorate while asset utilization rates and customer service levels also declined.

                  1995 Restructuring. The Company's disappointing financial performance in 1994 and 1995 forced the Company to make certain changes in senior management and refocus its overall business strategy in late 1995. At that time, the Company initiated a plan ("the 1995 Restructuring") to improve operating performance, reduce costs and realign certain resources in order to better serve its customers. The 1995 Restructuring consisted of: (1) additional changes in the management of the Company; (2) the closing of the Greige Fabrics Division's least efficient manufacturing facility; (3) the consolidation of the Chatham Division's weaving operations in Elkin, North Carolina from three buildings to two buildings; (4) the downsizing of the Company's corporate offices in Columbia, South Carolina and relocation of certain resources back to the operating divisions; (5) the write-off and proposed sale of certain idle and impaired assets; (6) the increased emphasis on customer service and product development investments, particularly with systems and design resources; (7) the sale of excess inventories; and (8) other process improvement initiatives designed to reduce costs, improve customer service levels and maximize returns on current investments. As a result of the 1995 Restructuring, the Company recorded a $12.9 million restructuring charge in 1995 relating to severance, retirement, and other nonrecurring charges associated with facility closures and overhead reductions. Each of the restructuring initiatives was completed by the end of 1996. In total, the Company now estimates that over 900 manufacturing and administrative positions out of approximately 5,000 were permanently eliminated as a result of the 1995 Restructuring.

                  1999 Restructuring. In the second quarter of 1999, the Company approved a plan to pursue additional restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, have reduced the Company's operating costs, downsized its fabric formation capacity to levels more in line with market demand, and conserved capital for other equipment modernization projects. In conjunction with these efforts, the Company has consolidated and is currently disposing of idle equipment and related inventories. The consolidation initiatives were completed by December 1999 and the disposition of related assets should be completed by June 2000. The restructuring initiatives also included the termination and retirement of approximately 239 associates in 1999 and included the associated severance costs relating to insurance, vacation and other benefits. The Company reported a $7,000 charge to 1999 earnings in connection with the restructuring initiatives.

                  The 1995 and 1999 Restructurings have allowed the Company to downsize its corporate offices, eliminate inefficient capacity and reorganize its resources to emphasize customer service and product development. These initiatives have helped position the Company to operate more efficiently and to respond more quickly and cost effectively to market changes and customer demands. The initiatives to reduce inventories and to correct capacity levels relative to market demand, particularly in the Greige Fabrics Division, have resulted in better internal operating disciplines and a significant reduction in CMI's overall investment in working capital. Although supply levels relative to demand for greige fabrics positively impacted the overall market conditions during 1997, market conditions for greige fabrics deteriorated in 1998 and 1999. Increased imports of lower priced Asian fabrics, excess inventories at key vertical home furnishing customers and a stronger U.S. dollar all have combined to weaken demand, place downward pressure on selling prices and create an oversupply situation in the marketplace similar to that of 1995 and 1996. Although operating levels in the Greige Fabrics Division are again close to full capacity and U.S. currency valuations have improved recently relative to many Asian currencies, imports of lower priced Asian fabrics remain high and have continued to keep prices for commodity greige fabrics extremely depressed.

                  Operating margins improved significantly in the Chatham Division during 1996 and 1997 in response to the business improvement initiatives and strategic investments in new equipment at its Elkin, North Carolina facility. In light of its improved performance in quality, on-time delivery, product development and order backlog levels, the Chatham Division increased it investments in 1998 and 1999 in new equipment, new product offerings, new business certifications and new Year 2000 compliant business systems. Although these investments have been disruptive to operations in 1998 and 1999, CMI believes that these investments were critical in order for the Chatham Division to continue as a key supplier in its markets.

                  Although the turnaround of the Company's narrow elastic facility had been slower than that of its other operations, CMI has continued to realize slight operating improvements at this facility in 1999 despite lower sales. Consequently, operating margins in the Elastics Division improved for the third consecutive year and the Company believes that additional improvements are possible as the Company continues to realize efficiencies from offering both wide and narrow elasticized fabrics.

                  The Company expects to continue to invest in all three of its divisions going forward in an effort to meet customer demands and market requirements. The Company's efforts will continue to focus on improving returns by being well-positioned to operate a diversified, more value-added product mix and reducing its dependency on the sale of greige fabrics.

                  General Economic Conditions. The Company's operating results are susceptible to fluctuations in the general condition of the United States economy. The ability of the Company to maintain its operating margins during economic downturns is adversely affected by the capital intensive nature of its business. The Company's operating margins may also be negatively impacted by increases in raw material prices, fluctuations in the commodity-oriented market for greige fabrics and the cyclical nature of the automotive, home furnishing and apparel industries. These factors may occur despite trends in the general economy of the United States. In 1997, the Company benefited from its restructuring initiatives and the correction of supply levels of greige fabrics relative to market demand, as well as a return to more historical levels of costs for raw material. In 1998 and 1999, the Company continued to benefit from favorable conditions for raw materials but was negatively impacted by weakening market conditions for greige fabrics. Market conditions have remained difficult for greige fabrics in the first quarter of 2000 and consequently, operating margins are expected to deteriorate despite favorable general economic conditions and continued restructuring initiatives to reduce the Company's cost structure.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages that certain income and expense items bear to sales for such periods. All years refer to the Company's fiscal years.

                                                                    FISCAL YEAR
                                                          --------------------------------
                                                           1997         1998         1999
                                                          ------       ------       ------
    Net sales ......................................      100.0%       100.0%       100.0%
    Depreciation ...................................        4.0          4.0          4.3
    Other cost of sales ............................       82.7         83.8         87.8
                                                          -----        -----        -----
    Gross profit ...................................       13.3         12.2          7.9
    Selling, general and administrative expenses ...        7.8          8.1          8.8
    Restructuring and other nonrecurring charges ...         --          0.1          1.9
                                                          -----        -----        -----
    Operating income (loss) ........................        5.5          4.0         (2.8)
    Other income (expense)
       Interest expense ............................       (3.4)        (3.1)        (3.4)
      Other, net ...................................        0.7          0.3          0.2
                                                          -----        -----        -----
    Income (loss) before income taxes ..............        2.8          1.2         (6.0)
    Income taxes (benefit) .........................        1.1          0.5         (2.3)
                                                          -----        -----        -----
    Net income (loss) ..............................        1.7%         0.7%        (3.7)%
                                                          =====        =====        =====


     Fiscal Year 1999 Compared to Fiscal Year 1998

         The Company's net sales decreased $38.5 million or 9.3% from $412.8 million in 1998 to $374.3 million in 1999. Sales of the Greige Fabrics Division decreased $35.1 million or 23.9%, sales of the Elastic Fabrics Division increased $3.6 million or 3.8% while sales of the Chatham Division decreased $7.0 million or 4.1%. The decrease in sales for the Greige Fabrics Division was primarily attributable to increased imports of lower priced Asian fabrics, excess inventories at key home furnishing customers, and a stronger U.S. dollar which all combined to severely weaken the domestic greige fabrics market. These factors resulted in a 23.7% decrease in average selling prices for lightweight printcloth greige fabrics and a corresponding decrease in sales volume of 9.1%. The increase in sales for the Elastic Fabrics Division was principally attributable to stronger demand for wide warp knit elasticized fabrics. Sales of narrow woven elasticized fabrics fell slightly in 1999, and market conditions for narrow elastics continue to remain soft and sales are still below historical levels. The decrease in sales for the Chatham Division consisted primarily of a $10.8 million decrease in automotive upholstery sales due to a reduced number of automotive placements for the 2000 model year. Sales of furniture fabrics increased $8.4 million due to the Company's continued investment in new technologies and product development directed at growing its residential upholstery segment. Sales of consumer products in 1999 remained relatively unchanged from prior year levels while yarn sales were down $3.9 million due to the Company's decision to exit certain yarn activities as part of the 1999 Restructuring.

         In conjunction with the Company's decreased sales, gross profit decreased $21.0 million from $50.6 million in 1998 to $29.6 million in 1999, which resulted in a gross margin decline from 12.2% to 7.9%. The decrease in gross profits was directly attributable to the deteriorating market conditions for greige fabrics which resulted in lower selling prices and forced the Company to curtail its greige operations. Gross profit in the Elastic Fabrics Division increased due to higher sales while gross margins improved slightly as a result of better product mix and operating improvements at the narrow elastic facility in Stuart, Virginia. Gross profit in the Chatham Division decreased slightly due to lower sales and gross margins remained relatively unchanged.

         Selling, general and administrative expenses decreased $0.6 million or 1.8% from $33.6 million in 1998 to $33.0 million in 1999. The decrease in selling, general and administrative expenses was primarily due to the decline in incentive compensation paid to management. The Company paid approximately $0.4 million in incentive compensation in 1999 as compared to $0.9 million in 1998. The Company continued to realize benefits from its restructuring and downsizing initiatives as administrative expenses declined $0.9 million in 1999 and remained unchanged as a percentage of sales at 4.4%. Selling expenses, however, continued to reflect the Company's efforts to promote its new furniture product offerings, and selling expenses were up $0.5 million in 1999 and increased to 4.4% of sales.

         In 1999 the Company approved a plan to pursue additional restructuring initiatives in all divisions, resulting in a $7.0 million charge to earnings. Of this charge, $1.0 million has been reserved for severance and benefits costs related to the net termination and retirement of approximately 239 associates in 1999. The remaining $6.0 million is reserved for nonrecurring asset write-offs of inventory, $2.1 million; property, plant and equipment, $3.1; and other assets, $0.8 million.

         Interest expense increased $0.1 million or 1.2% from $12.8 million in 1998 to $12.9 million in 1999. The increase was due to higher debt balances in 1999.

         Income taxes (benefit) as a percent of income (loss) before taxes changed from 38.5% in 1998 to 37.9% in 1999.

         As a result of the foregoing factors, the Company reported a net loss of $14.0 million in 1999 as compared to a net income of $3.0 million in 1998.

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

         In 1998, the Company wrote off transaction costs associated with the terminated merger agreement with CMI Management, Inc. of $1.6 million and reported a credit of $1.3 million related to the previously reported restructuring and severance charges. The Company did not have any related items in 1997.

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

         In March 1996, the Company replaced the $92 million unsecured revolving credit facility with the Credit Agreement and renewed the Wachovia line of credit at $4 million (the "Wachovia Credit Facility" and, together with the Credit Agreement constitute the "Bank Credit Facilities"). The Company and the lenders amended the Credit Agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which were completed during 1997, and to extend the maturity of the Credit Agreement by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the Credit Agreement by another two years to March 2002. In September 1999, the Company terminated the Wachovia Credit Facility.

         The Credit Agreement now provides for a revolving credit facility of up to $45.0 million, including a letter of credit facility of up to $5.0 million. The borrowings under the Credit Agreement are secured by certain inventories, all receivables and certain intangibles. The amount available under the revolving credit facility is limited to a percentage of the collateral pledged by the Company, as evidenced by a monthly borrowing base certificate to be delivered by the Company, and is reduced by any outstanding letters of credit issued under the letter of credit facility. The maximum and average amounts outstanding during 1999 were $11.6 million and $2.1 million, respectively; at January 1, 2000, $4.2 million was outstanding.

         Interest Rates and Fees. Interest under the Credit Agreement is payable at one of two specified rates, as selected by the Company, as follows:
(i) the rate announced as the base rate of the Agent Bank and (ii) a Eurodollar rate plus 1.25%. The Company pays a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility, payable quarterly in arrears. The Company also pays a quarterly agency fee of $25,000 to the Agent Bank. In addition, the Company will pay a fee on the date any letter of credit is issued under the Credit Agreement and each anniversary date thereafter in an amount equal to (i) 1.0% of the stated amount of any standby letter of credit and (ii) 0.375% of the stated amount of any documentary letter of credit.

         Restrictive Covenants. The Credit Agreement contains covenants customary for a secured revolving credit facility including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the declaration or the payment of dividends, the repurchase or redemption of debt and equity securities of the Company, certain transactions with related parties, and certain corporate transactions such as sales and purchases of assets, mergers or consolidations. Under the Credit Agreement, the Company may incur additional senior indebtedness in an aggregate principal amount of up to $18.5 million. Up to $10.5 million of such additional senior indebtedness may be secured by purchase money liens. The Credit Agreement also contains affirmative covenants relating to compliance with laws, preservation of corporate existence, maintenance of insurance, payment of taxes, maintenance of properties, delivery of financial and other information to the lenders under the Credit Agreement and other matters.

         The Company is required to maintain certain financial ratios (as defined in the Credit Agreement), including a minimum tangible net worth of $30.0 million in fiscal 1999, with minimum increases each year thereafter by 50% of the consolidated net income of the Company and certain of its subsidiaries for the previous fiscal year. At January 1, 2000, the Company was required to maintain a minimum interest coverage ratio (EBITDA to interest) of not less than 1.0 to 1 for the previous four consecutive quarters. The Company was also required to maintain a fixed charge coverage ratio of 0.5 to 1, meaning that (i) consolidated EBITDA less cash used to pay for taxes and capital expenditures must exceed (ii) all interest plus principal due on long term indebtedness of the Company and its consolidated subsidiaries for the four most recent fiscal quarters. As of January 1, 2000, the Company was in compliance with all of the covenants under the Credit Agreement.

         Security. Borrowings under the Credit Agreement are secured by the Company's receivables, certain inventories and certain intangibles. The Credit Agreement contains a negative covenant limiting the Company's right to grant security interests or other liens in its other assets. However, up to $10.5 million of any additional senior indebtedness permitted under the Credit Agreement may be secured by assets of the Company other than inventory or receivables.

          Events of Default. The Credit Agreement contains certain events of default customary for this type of credit facility, including, among others, payment events of default, covenant defaults, an event of default based on a change of control of the Company, and a cross-default to other indebtedness of, and bankruptcy and judgment defaults to, the Company.


LIQUIDITY AND CAPITAL RESOURCES

         In 1999, net cash provided by operations decreased $9.4 million from $14.8 million in 1998 to $5.4 million in 1999, primarily as a result of decreased earnings in 1999 as compared to 1998.

         Net cash used in investing activities decreased $1.7 million from $10.3 million in 1998 to $8.6 million in 1999 as a result of decreased spending on capital improvement projects.

         Net cash provided by financing activities increased $3.8 million from 1998 to 1999. The decrease in investment activities noted above coupled with less cash flow from operations caused the Company to borrow $4.2 million on its revolving credit facilities in 1999 and decrease its cash position by $1.6 million to $2.3 million at January 1, 2000.

         Working capital (excluding cash, marketable securities and the current portion of long-term debt) decreased $4.2 million from $72.7 million at January 2, 1999 to $68.5 million at January 1, 2000. The decrease in working capital may be primarily attributed to the reduction in equipment deposits and prepaid employee medical costs as other current assets declined from $7.4 million at January 2, 1999 to $1.8 million at January 1, 2000.

         The Company's primary ongoing cash requirements will be to meet its debt service requirements, invest in capital expenditures and position the Company to respond to better business conditions. The Company currently intends to make capital expenditures of approximately $5.0 million during 2000, of which a portion may be financed with operating lease facilities. The Company's ability to make scheduled payments or to refinance its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent is subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with availability under the Credit Agreement, will be adequate to meet the Company's future liquidity needs, meet its debt service requirements and fund capital expenditures. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Credit Agreement in amounts sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

ENVIRONMENTAL

         Federal and state laws and regulations relating to the discharge of materials into the environment are continually changing; therefore it is difficult to gauge the total future impact of such regulations on the Company. In connection with the acquisition of the Elkin facility, environmental site evaluations were performed by the Company which concluded that some form of groundwater and soil remediation will be required and that some asbestos abatement may be required at the Elkin facility. The Company believes that sufficient amounts are accrued as of January 1, 2000 for the cost of these expenditures. The Company may also have remediation obligations with respect to a previously removed leaking underground storage tank. See "Item 1--Business -- Environmental, Health and Safety, and Other Regulatory Matters." The Company believes that based on all currently available information, the resolution of environmental matters will not have a material adverse effect on the Company. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of potential health hazards of certain business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under the Credit Agreement. See "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations--The Notes and Financing Agreements." The Company's Credit Agreement bears interest at rates which vary with changes in (i) the Eurodollar Rate or (ii) a rate of interest announced publicly by The First National Bank of Boston. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of January 1, 2000, the Company had outstanding debt balances of $4.2 million which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of January 1, 2000, the Company had contracted for 20,991 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.6 million on the fair value of the Company's outstanding futures contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements and Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the current executive officers and directors of the Company:

NAME                             AGE      POSITION
----                             ---      --------
Joseph L. Gorga                  47       Director; Chairman, President and Chief Executive Officer
James A.  Ovenden                37       Director; Chief Financial Officer, Executive Vice
                                              President and Secretary
Joshua T.  Hamilton              48       Executive Vice President and President, Greige
                                              Fabrics Division
James F. Robbins                 46       Executive Vice President and President, Elastic
                                              Fabrics Division
W. James Raleigh                 72       Director
Rupinder S. Sidhu                43       Director
Stephen M. McLean                42       Director
Michael H. deHavenon             59       Director

--------------------

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


         Joshua T. Hamilton, Executive Vice President of the Company and President of the Greige Fabrics Division, joined a predecessor of the Greige Fabrics Division in 1983 and served as Vice President of Operations from 1989 until becoming President in 1992-1999.

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

         Rupinder S. Sidhu has served as a director of the Company since 1986. Mr. Sidhu is Managing Director of Arena Capital Partners. He is also President of Merion Capital Partners LLC, a private investment company, a position he has held since 1994. He was a special limited partner of Stonington Partners, Inc., a private investment firm, from 1993 through 1994. He was a member of the Board of Directors of ML Capital Partners, a private investment firm affiliated with ML & Co., from 1987 to February 2000. From 1993 to July 1994, he was a Partner of ML Capital Partners and a Senior Vice President of MLCP from 1987 to 1994. Mr. Sidhu was also a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1994, a Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1989 to 1994. Mr. Sidhu is currently a director of Gemini Industries, Inc. and Alliance Mortgage Company.

         Stephen M. McLean has served as a director of the Company since 1992. Mr. McLean is Managing Director of Arena Capital Partners, LLC, a private investment firm. He was a Partner and a Director of Stonington Partners, Inc., from 1993 until 1999. He was a member of the Board of Directors of Merrill Lynch Capital Partners, a private investment firm affiliated with Merrill Lynch & Co., Inc. from 1987 untill February 2000. Mr. McLean was a partner of ML Capital Partners from 1993 to July 1994. Mr. McLean was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, from 1987 to 1994. Mr. McLean is a director of Pathmark Stores, Inc. and Supermarkets General Holding Corporation.

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

ITEM 11.   EXECUTIVE COMPENSATION

         Compensation Summary. The following table shows, for the last three fiscal years of the Company, annual compensation paid by the Company to Joseph
L. Gorga, the President and Chief Executive Officer and the three other executive officers of the Company serving at the end of the 1999 fiscal year (collectively, the "Named Executive Officers").


                                      Summary Compensation Table(1)
========================================================================================================
                                                                                           Long Term
                                                                                         Compensation
                                               Annual Compensation                           Awards
                                 ------------------------------------------------        -------------
                                                                    Other Annual           Securities
                                             Salary        Bonus     Compensation          Underlying
Name and Principal Position      Year          ($)        ($)(2)        ($)(3)            Options (#)
---------------------------      ----        ------      --------    ------------        -------------
Joseph L. Gorga                  1999       414,000       85,000        19,760             7,500
  President and Chief            1998       395,000      175,000        20,800                --
  Executive Officer              1997       354,737      325,000        20,550                --

James A. Ovenden                 1999       260,000       50,000        13,600             7,500
  Executive Vice President       1998       250,000      100,000        15,000                --
  and Chief Financial Officer    1997       242,770      150,000        14,750                --

Joshua T. Hamilton               1999       220,000           --        12,000                --
  President, Greige Fabrics      1998       220,000       30,000        13,200                --
                                 1997       208,987       75,000        12,660                --

James F. Robbins                 1999       242,000       85,000        12,864             7,500
  President, Elastic Fabrics     1998       232,000      100,000        13,920                --
                                 1997       220,000       80,000        13,200            10,000


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

         Stock Option Exercises. The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers as of January 1, 2000. None of the Named Executive Officers exercised any options during the Company's 1999 fiscal year.


                                      Aggregated Fiscal Year End Option Values
                                      ----------------------------------------
                                                Number of Unexercised                     Value of Unexercised
                                              Options at Fiscal Year End                 In-the-Money Options at
                                                         (#)                          Fiscal Year End ($)(1)
               Name                           Exercisable/Unexercisable                Exercisable/Unexercisable
         -------------------          -----------------------------------------       --------------------------
         Joseph L. Gorga                             82,500/0                                      $0/$0
         James A. Ovenden                            52,500/0                                      $0/$0
         Joshua T. Hamilton                              --                                           --
         James F. Robbins                            17,500/0                                      $0/$0

--------------------
(1) Calculated based on the difference between the estimated value of the Common Stock underlying the options at January 1, 2000 and the exercise price. Because the Common Stock is privately held and not listed on any securities exchange, the fair market value of the Common Stock is not readily ascertainable. Management's estimate of the value of the Common Stock underlying the options includes a discount to reflect the lack of a public market for the Common Stock and the restrictions applicable to the Common Stock held by Management Investors pursuant to the terms of the Management Subscription Agreements and the Restated Stockholders Agreement. See "--Management Subscription Agreements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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


                                                 PENSION PLAN TABLE
                                                  YEARS OF SERVICE
  REMUNERATION                                15              20             25              30              35
--------------                             --------       --------        --------        --------        --------
   $125,000                                $ 20,541       $ 29,916        $ 39,291        $ 48,666        $ 58,041
    150,000                                  26,166         37,416          48,666          59,916          71,166
    175,000                                  31,791         44,916          58,041          71,166          84,291
    200,000                                  37,416         52,416          67,416          82,416          97,416
    225,000                                  43,041         59,916          76,791          93,666         110,541
    250,000                                  48,666         67,416          86,166         104,916         118,800
    300,000                                  59,916         82,416         104,916         118,800         118,800
    400,000                                  82,416        112,416         118,800         118,800         118,800
    450,000                                  93,666        120,000         120,000         120,000         120,000
    500,000                                 104,916        120,000         120,000         120,000         120,000
    550,000                                 116,166        120,000         120,000         120,000         120,000
    600,000                                 120,000        120,000         120,000         120,000         120,000
    650,000                                 120,000        120,000         120,000         120,000         120,000
    700,000                                 120,000        120,000         120,000         120,000         120,000
    750,000                                 120,000        120,000         120,000         120,000         120,000

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

         Compensation Committee Interlocks and Insider Participation. During the 1999 fiscal year, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Rupinder S. Sidhu, Stephen H. McLean, Michael H. deHavenon and Joseph L. Gorga. Mr. Gorga is the President and Chief Executive Officer of the Company. Messrs. Sidhu, McLean and deHavenon are not, and have not been at any time, either officers or employees of the Company. Messrs. Sidhu and McLean were affiliated with ML Capital Partners or ML & Co. ML Capital Partners, through various affiliates, beneficially owned 62.57% of the outstanding shares of Common Stock until March 15, 2000. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION OF DIRECTORS

          In 1999, the Company paid $2,000 per quarter and $1,000 per meeting to its outside directors (Messrs. deHavenon and Raleigh) for serving as a Director.

EMPLOYMENT AND SEVERANCE AGREEMENTS

          Mr. Gorga. Effective January 1, 1996, the Company and Mr. Gorga entered into an amended and restated employment agreement providing for the employment of Mr. Gorga as the President and Chief Executive Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby the term of the agreement was extended for another two year period. Under the amendment, Mr. Gorga is entitled to an annual salary of $395,000, subject to increase by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Gorga would be the greater of 75% of his base salary or the amount specified in the plan. In September 1999, the parties agreed to an amendment which extended the agreement until September 30, 2000 subject to an automatic renewal unless either the Company or the employee elects to terminate the agreement.

          In the event Mr. Gorga is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one years base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Gorga is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Gorga will be entitled to two years' base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Gorga under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Gorga otherwise would be entitled for the entire year, regardless of the actual performance of the Company. In March 2000 the Amended and Restated Employment Agreement was further amended to provide that Mr. Gorga will be entitled to receive certain of the payments described above in the event he resigns for any reason whatsoever within six months following the date on which the company's repurchase of the shares of common stock owned by affiliates of ML Capital Partners was consummated. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

          Mr. Ovenden. Effective January 1, 1996, the Company and Mr. Ovenden entered into an amended and restated employment agreement providing for the employment of Mr. Ovenden as the Executive Vice President and Chief Financial Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby the term of the agreement was extended for another two year period. Under the amendment, Mr. Ovenden is entitled to an annual salary of $250,000, subject to increase by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan; so long as the current Incentive Compensation Plan is in effect, the maximum amount payable under the plan to Mr. Ovenden would be the greater of 50% of his base salary or the amount specified in the plan. In September 1999, the parties agreed to an amendment which extended the agreement until September 30, 2000 subject to an automatic renewal unless either the Company or the employee elects to terminate the agreement.

          In the event Mr. Ovenden is terminated without cause during the term of the agreement or within six months after its expiration, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with continued health and life insurance benefits during the period in which the payments are made. If Mr. Ovenden is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, Mr. Ovenden will be entitled to two years base salary from the termination or resignation and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Ovenden under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Ovenden otherwise would be entitled for the entire year, regardless of the actual performance of the Company. In March 2000 the Amended and Restated Employment Agreement was further amended to provide that Mr. Ovenden will be entitled to receive certain of the payments described above in the event he resigns for any reason whatsoever within six months following the date on which the company's repurchase of the shares of common stock owned by affiliates of ML Capital Partners was consummated. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of March 15, 2000 of all stockholders known by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock, of each director of the Company, each Named Executive Officer named in the Summary Compensation Table, and of all directors and executive officers as a group.


                                                                                     SHARES BENEFICIALLY OWNED
                                                                                    ---------------------------
                                                                                     NUMBER            PERCENT
                                                                                    OF SHARES         OF TOTAL
                                                                                    ---------         --------
Steve F.  Warren(1)..............................................................     120,000           20.2%
  2 Baywater Lane
  Greensboro, NC  27408
G. Thaddeus Williams.............................................................      97,000           16.3%
  333 Springlake Drive
  Columbia, SC 29206
Joseph L.  Gorga(2)..............................................................      87,500           12.9%
  4102 Brambletye Drive
  Greensboro, NC  27407
James A.  Ovenden(3).............................................................      62,500            9.7%
  10 Sunturf Circle
  Columbia, SC  29223
W. James Raleigh.................................................................      20,000            3.7%
James F. Robbins (4).............................................................      17,500            2.9%
Joshua T.  Hamilton(5)...........................................................      16,000            2.7%
Michael H. deHavenon.............................................................       4,081               *
Rupinder S.  Sidhu...............................................................          --              --
Stephen M.  McLean...............................................................          --              --
M. S.  Bailey and Son Bankers, as Trustee........................................     126,698           21.3%
  211 North Broad Street
  Clinton, SC 29325

All directors and executive officers as a group
  (8  persons)(2)(3)(4)(5).......................................................     207,581           27.8%

*Less than 1%

(1) Amounts for Mr. Warren include 60,000 shares of Common Stock held by a limited partnership in which Mr. Warren is a general partner.

(2) Amounts for Mr. Gorga include 82,500 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(3) Amounts for Mr. Ovenden include 52,500 shares issuable upon exercise of presently exercisable options to acquire Common Stock.

(4) Amounts for Mr. Robbins represent shares issuable upon exercise of presently exercisable options to acquire common stock.

(5) Amounts for Mr. Hamilton do not include 4,000 shares of Common Stock held by a trust for the benefit of Mr. Hamilton's children, as to which Mr. Hamilton disclaims beneficial ownership.


CHANGE IN OWNERSHIP

          On March 14, 2000, the Company pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share for an aggregate of $8,949,483 (the "Stock Purchase Transaction"). As a result of this transaction, the stockholder affiliates of ML Capital Partners which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of ML Capital Partners was funded through the Credit Agreement.

RESTATED STOCKHOLDERS AGREEMENT

          In connection with the original issuance of Common Stock to the ML Capital Partners affiliates, certain of the Management Investors and others upon the organization of the Company in 1986, all stockholders entered into a stockholders agreement with the Company, which was amended and restated in its entirety in February 1992 (the "Restated Stockholders Agreement"). The Restated Stockholders Agreement provided that the ML Capital Partners affiliates were entitled to designate four of the Company's seven directors and the Management Investors were entitled to designate three of the Company's directors. In addition, certain significant transactions between the Company and unrelated parties require the approval of the Board of Directors and the holders of more than two-thirds of the outstanding shares of Common Stock. Under the terms of the Restated Stockholders Agreement, upon completion of the Stock Purchase Transaction, the voting provisions described above have lapsed and are no longer part of the agreement. The Restated Stockholders Agreement also provides for certain restrictions on the transfer of shares of Common Stock by the current stockholders, tag-along rights and rights of first refusal in connection with certain proposed transfers of Common Stock. As a result of an amendment to the Restated Stockholders Agreement that became effective upon consummation of the Stock Purchase Transaction, those provisions, which otherwise would have lapsed, were continued and are still in effect. The amendment also exempted the Stock Purchase Transaction from the transfer and related restrictions. Pursuant to the Consulting Agreement, Mr. Williams' shares of Common Stock would not have been subject to these transfer restrictions if the ML Capital Partners affiliated stockholders had sold their shares of Common Stock to a "Third Party" under the Restated Stockholders Agreement or distributed their shares of Common Stock to their respective partners or investors.

          Under the Restated Stockholders Agreement, all the stockholders of the Company have certain registration rights with respect to their Common Stock. These rights include demand and "piggyback" registration rights. The Company is obligated to register shares of Common Stock under the demand registration rights if holders of more than two-thirds of the outstanding shares request registration. The registration rights extend until February 14, 2002 or terminate sooner upon (i) the merger or consolidation of the Company with an unaffiliated corporation in which the Management Investors own less than 65% of the surviving or resulting corporation or (ii) the sale of substantially all the assets of the Company to an unaffiliated person. The remaining provisions of the Restated Stockholders Agreement would terminate under the foregoing circumstances or sooner in the event of (i) a public offering of Common Stock at the conclusion of which at least 30% of the outstanding shares shall have been sold to the public or (ii) the sale of 60% or more of the shares of Common Stock owned by the Management Investors as a group (as fully diluted by shares to be issued upon exercise of options).


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

          On March 14, 2000, the Company pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share, for an aggregate of $8,949,483. As a result of this transaction, the stockholder affiliates of ML Capital Partners which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management--Change in Ownership."

         Market Making Activities. In October 1993, ML & Co. underwrote a public offering of the Notes. The Company used the proceeds of the Offering, together with initial borrowings under a credit agreement, to refinance the indebtedness outstanding under certain subsidiary loan agreements and to call the Clinton Debentures for redemption. ML & Co. received an underwriting discount of $3,046,875 in connection with the Offering. The Company has agreed, if required by ML & Co., to maintain the effectiveness of the registration statement pursuant to which the Notes were registered with the Commission to enable ML &
Co. to make a market in the Notes. The Company also agreed to indemnify ML & Co. against certain liabilities, including liabilities under the federal securities laws. For a discussion of the relationship between each of ML & Co. and its affiliates and the Company, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Registration Rights. All current stockholders of the Company have certain registration rights with respect to their Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

         3.       Exhibits

         2.1 --   Stock Acquisition Agreement between CMI Industries, Inc.
                  and certain of its stockholders who are affiliated with Merrill Lynch Capital Partners, Inc. dated February 23, 2000.
                  (15)

         3.1 -- Certificate of Incorporation of CMI Industries, Inc., as amended. (1)

         3.2 --   Bylaws of CMI Industries, Inc. (1)

         4.1 -- Indenture dated as of October 28, 1993 between CMI Industries, Inc. and Chemical Bank, Trustee (including the form of Note). (2)

         4.2 -- Letter dated September 24, 1993 from the South Carolina National Bank to CMI Industries, Inc. (1)

         4.3 -- Form of ISDA Master Agreement dated as of January 14, 1994 between the First National Bank of Boston and CMI Industries, Inc., including memorandum of Swap Transaction dated January 14, 1994. (3)

         4.4 -- Interest Rate Collar Transaction letter agreement dated February 5, 1996 between the First National Bank of Boston and CMI Industries, Inc. (7)

         4.5 -- Credit Agreement dated as of March 19, 1996 among CMI Industries, Inc., The First National Bank of Boston, individually and as Agents, NationsBank of North Carolina, N.A., and the Wachovia Bank of South Carolina, N.A. (7)

         4.6 -- Waiver Letter dated October 11, 1996, among CMI Industries, Inc., and The First National Bank of Boston, As Agent, NationsBank of North Carolina, and Wachovia Bank of South Carolina, as Lenders. (8)

         4.7 -- Amendment No. 1 and Consent and Waiver dated as of February 28, 1997 to Loan and Security Agreement dated as of March 19, 1996 among CMI Industries, Inc., The First National Bank of Boston, as Agent and Lender, NationsBank, N.A. and The Wachovia Bank of South Carolina, N.A., as Lenders. (9)

         4.8 -- Tender offer to Purchase for Cash Any and All Outstanding 9-1/2% Senior Subordinated Notes Due 2003 issued by CMI Industries, Inc. and Solicitation of Consents to Amendments of the Indenture. (11)

         4.9 -- First Supplemental Indenture of CMI Industries, Inc. 9-1/2% Senior Subordinated Notes Due 2003 dated as of June 17, 1998, Supplementing the Indenture of October 28, 1993. (11)

         4.10 -- Termination of Tender Offer and Consent Solicitation relating to the $125 million Principal Amount 9-1/2% Senior Subordinated Notes due 2003 issued by CMI Industries, Inc.
                  (12)

         4.11 -- Amended and Restated Loan and Security Agreement dated as of May 28, 1999 by and among CMI Industries, Inc. and the Lenders named herein and BankBoston, N.A. as Agent. (14)

         4.12 -- Amendment No. 1 dated September 30, 1999 to Amended and Restated Loan and Security Agreement dated as of May 28, 1999 between CMI Industries, Inc. and BankBoston N.A. as Agent for the Lenders (15)

         4.13 -- Amendment No. 3 to Stockholders Agreement, dated as of March 14, 2000 among CMI Industries, Inc. and its Stockholders. (16)

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

         10.28-- Merger Agreement by and among CMI Management, Inc., CMI Acquisitions, Inc. and CMI Industries, Inc. dated as of May 15, 1998. (11)

         10.29-- Dealer Manager Agreement Between NationsBanc Montgomery Securities LLC and CMI Industries, Inc. dated May 29, 1998.
                  (11)

         10.30-- Letter dated February 25, 1999 from CMI Management, Inc. terminating the Merger Agreement by and among CMI Management, Inc., CMI Acquisitions, Inc., and CMI Industries, Inc. (13)

         10.31-- Letter dated February 25, 1999 from CMI Industries, Inc. terminating the dealer manager engagement letter with NationsBanc Montgomery Securities, LLC dated March 31, 1998.
                  (13)

         10.32-- Amendment No. 2 to Amended and Restated Employment Agreement between CMI Industries, Inc., and Joseph L. Gorga dated March 14, 2000 (filed with this Report)*

         10.33--  Amendment No. 2 to Amended and Restated Employment
                  Agreement between CMI Industries, Inc., and James A. Ovenden dated March 14, 2000 (filed with this Report)*

         12   --  Computation of Ratio of Earnings to Fixed Charges (filed with this Report)

         21   --  Subsidiaries of CMI Industries, Inc. (filed with this
                  Report)

         23.1 -- Consent on Financial Statement Schedules of Arthur Andersen LLP (filed with this Report)

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

         (13) Filed as an exhibit to the Company's Annual Report on Form 10-K on March 31, 1999 and incorporated herein by this reference.

         (14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on August 16, 1999 and incorporated herein by this reference.

         (15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on November 15, 1999 and incorporated herein by this reference.

         (16) Filed as an exhibit to the Company's Report on Form 8-K dated March 15, 2000 and incorporated herein by this reference.

          * Identifies a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the Company's 1999 fiscal year.

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

                              CMI INDUSTRIES, INC.

Date:  March 29, 2000                         /s/ JOSEPH L. GORGA
                                            ------------------------------------
                                            Joseph L. Gorga, President
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                               DATE

/s/ JOSEPH L. GORGA                 President, Chief Executive                  March 29, 2000
----------------------------        Officer, and Director
Joseph L. Gorga


/s/ JAMES A OVENDEN                 Principal Financial and                     March 29, 2000
James A. Ovenden                    Accounting Officer, and Director


/s/ W. JAMES RALEIGH                Director                                    March 29, 2000
----------------------------
W. James Raleigh


/s/ RUPINDER S. SIDHU               Director                                    March 29, 2000
----------------------------
Rupinder S. Sidhu


/s/ STEPHEN M. MCLEAN               Director                                    March 29, 2000
---------------------------
Stephen M. McLean


/s/ MICHAEL H. DEHAVENON            Director                                    March 29, 2000
---------------------------
Michael H. deHavenon

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CMI INDUSTRIES, INC. AND SUBSIDIARIES



          Financial Statements:
          ---------------------
Report of Independent Public Accountants.................................................................... 51

Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000....................................... 52

Consolidated Statements of Operations for the years ended January 3, 1998
          January 2, 1999, and January 1, 2000.............................................................. 53

Consolidated Statements of Changes in Stockholders' Equity for the years ended January 3, 1998, January 2, 1999 and January 1, 2000........................................ 54

Consolidated Statements of Cash Flows for the years ended January 3, 1998,
          January 2, 1999 and January 1, 2000............................................................... 55

Notes to the Consolidated Financial Statements.............................................................. 56


          Schedules:
          ----------

Schedule V - Property, Plant and Equipment for the years ended January 3, 1998,
          January 2, 1999 and January 1, 2000............................................................... 70

Schedule  VI - Accumulated Depreciation and Amortization of Property, Plant and
          Equipment for the years ended January 3, 1998, January 2, 1999 and January 1, 2000............................................................................... 71

Schedule VIII - Valuation and Qualifying Accounts for the years ended
          January 3, 1998, January 2, 1999 and January 1, 2000.............................................. 72

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
CMI Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CMI Industries, Inc. (a Delaware corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMI Industries, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 24, 2000.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 2, 1999 AND JANUARY 1, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     1998           1999
                                                                   -------       --------

ASSETS
    Current Assets:
    Cash and cash equivalents                                      $  3,911      $  2,263
    Receivables, net                                                 50,884        48,017
    Inventories, net                                                 54,198        51,186
    Deferred income taxes                                                --         3,342
    Other current assets                                              7,431         1,750
                                                                   --------      --------
         Total current assets                                       116,424       106,558

Property, plant and equipment, net                                   97,018        85,274
Intangible and other assets, net                                      9,724        10,407
                                                                   --------      --------

                                                                   $223,166      $202,239
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Book overdraft                                                 $ 12,247      $  8,200
    Accounts payable                                                 13,914        14,302
    Accrued expenses, including restructuring charges                13,633        13,305
                                                                   --------      --------
         Total current liabilities                                   39,794        35,807

Long-term debt                                                      124,536       128,814
Deferred income taxes                                                 4,506            --
Other liabilities                                                    12,247        12,143
                                                                   --------      --------
                                                                    141,289       140,957

Commitments and contingencies

Stockholders' Equity:
    Common stock of $1 par value per share; 2,100,000 shares
       authorized, 1,695,318 shares issued at January 2, 1999
       and 1,589,318 issued at January 1, 2000                        1,695         1,589
    Paid-in capital                                                  11,358         8,814
    Retained earnings                                                29,030        15,072
                                                                   --------      --------
         Total stockholders' equity                                  42,083        25,475
                                                                   --------      --------

                                                                   $223,166      $202,239
                                                                   ========      ========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999
                               AND JANUARY 1, 2000
                                 (IN THOUSANDS)


                                                           1997            1998            1999
                                                        ---------       ---------       ----------
Net sales                                               $ 422,722       $ 412,791       $ 374,304
Cost of sales                                             366,298         362,216         344,693
                                                        ---------       ---------       ---------
Gross profit                                               56,424          50,575          29,611
Selling, general and administrative expenses               32,914          33,586          32,994
Write-off of merger costs                                      --           1,649              --
Provision for restructuring and other nonrecurring
   asset write-offs                                            --              --           7,000
Credits to restructuring and severance charges                 --          (1,345)             --
                                                        ---------       ---------       ---------
         Operating income (loss)                           23,510          16,685         (10,383)
                                                        ---------       ---------       ---------

Other income (expenses):
    Interest expense                                      (14,499)        (12,759)        (12,910)
    Other, net                                              2,975           1,013             835
                                                        ---------       ---------       ---------
           Total other expenses, net                      (11,524)        (11,746)        (12,075)

     Income (loss) before income taxes                     11,986           4,939         (22,458)

Income tax provision (benefit)                              4,800           1,900          (8,500)
                                                        ---------       ---------       ---------


     Net income (loss)                                  $   7,186       $   3,039       $ (13,958)
                                                        =========       =========       =========











       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999
                              AND JANUARY 1, 2000
                                 (IN THOUSANDS)


                                         COMMON STOCK                                         TOTAL
                                      -------------------       PAID-IN       RETAINED     STOCKHOLDERS'
                                      SHARES       AMOUNT       CAPITAL       EARNINGS        EQUITY
                                      ------       ------       -------       --------     -------------
Balance as of December 28, 1996       1,690       $ 1,690       $ 11,350       $ 18,805       $ 31,845
  Sale of common stock                    5             5              8             --             13
  Net income                             --            --             --          7,186          7,186
                                     ------       -------       --------       --------       --------

Balance as of January 3, 1998         1,695       $ 1,695       $ 11,358       $ 25,991       $ 39,044
  Net income                             --            --             --          3,039          3,039
                                     ------       -------       --------       --------       --------

Balance as of January 2, 1999         1,695       $ 1,695       $ 11,358       $ 29,030       $ 42,083
   Purchase of common stock            (106)         (106)        (2,544)            --         (2,650)
   Net loss                              --            --             --        (13,958)       (13,958)
                                     ------       -------       --------       --------       --------

Balance as of January 1, 2000         1,589       $ 1,589       $  8,814       $ 15,072       $ 25,475
                                     ======       =======       ========       ========       ========




















       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 3, 1998,
                       JANUARY 2, 1999 AND JANUARY 1, 2000
                                 (IN THOUSANDS)


                                                                           1997          1998            1999
                                                                        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $                                                        7,186       $  3,039       $(13,958)
Adjustments to reconcile net income (loss) to net cash
provided  by operating activities:
    Depreciation and amortization                                         17,868         17,447         17,398
    (Gain) loss on disposal of equipment                                    (678)            --             --
    Nonrecurring asset write-offs                                             --             --          6,000
    Changes in assets and liabilities:
      Receivables                                                           (253)        (3,122)         2,867
      Inventories                                                          4,216           (271)           896
      Other current assets                                                   657         (6,500)         5,681
      Intangible and other assets                                           (758)        (1,579)        (1,129)
      Book overdraft                                                      (5,477)         6,224         (4,047)
      Accounts payable                                                       157         (1,771)           388
      Accrued expenses, including restructuring charges                    1,399           (855)          (700)
      Income taxes payable                                                   141           (141)            --
      Deferred income taxes                                                4,384          3,261         (7,848)
      Other liabilities                                                     (641)          (935)          (104)
                                                                        --------       --------       --------
               Net cash provided by operating activities                  28,201         14,797          5,444
                                                                        --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net                           (7,614)       (10,322)        (8,624)
                                                                        --------       --------       --------
               Net cash used in investing activities                      (7,614)       (10,322)        (8,624)
                                                                        --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on revolving credit facilities               (21,115)        (2,293)         4,182
Purchase of common stock from management                                      --             --         (2,650)
Sale of common stock to management                                            13             --             --
                                                                        --------       --------       --------
               Net cash (used in) provided by financing activities       (21,102)        (2,293)         1,532
                                                                        --------       --------       --------

Net increase (decrease) in cash and cash equivalents                        (515)         2,182         (1,648)
Cash and cash equivalents, beginning of period                             2,244          1,729          3,911
                                                                        --------       --------       --------
Cash and cash equivalents, end of period                                $  1,729       $  3,911       $  2,263
                                                                        ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest                                                         $ 14,035       $ 12,233       $ 12,296
                                                                        ========       ========       ========
       Income taxes                                                     $     --       $  2,068       $     --
                                                                        ========       ========       ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JANUARY 3, 1998,
                       JANUARY 2, 1999 AND JANUARY 1, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses a 52-53 week fiscal year. There were 52 weeks in the Company's accompanying statements of operations for the years ended January 2, 1999, and January 1, 2000, and 53 weeks for the year ended January 3, 1998. All significant intercompany balances and transactions have been eliminated.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and include the costs of raw materials, direct labor and manufacturing overhead.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company recognizes a sale when goods are shipped or when ownership is assumed by the customer. At the request of some customers, the Company invoices goods on a bill and hold basis when the title and risk of ownership pass to the customer.

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

The Company performs ongoing credit evaluations of its customers' financial condition and carries credit insurance on a majority of its outstanding trade receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information, including the amount of credit insurance on specific accounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires deferred income taxes to be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

PRIOR-YEAR RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 and 1999 presentation.

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


                  Year                               Redemption Price
                  ----                               ----------------
                  1999                                    102.375%
                  2000 and thereafter                     100.000%

3.  LONG-TERM DEBT (CONTINUED)

The recorded balance of $124,632 at January 1, 2000, is presented net of $368 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was $86,250 at January 1, 2000. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

Long-term debt at January 2, 1999 and January 1, 2000 consisted of:



                                                                    1998          1999
                                                                  --------      ---------
Borrowings under credit agreements:
       Secured revolving credit facility                          $     --      $   4,182
       Unsecured Wachovia Bank credit facility                          --             --
Senior subordinated notes, net                                     124,536        124,632
                                                                  --------      ---------
                                                                   124,536        128,814
Less current portion                                                    --            --
                                                                  --------      ---------
         Long-term debt                                           $124,536      $ 128,814
                                                                  ========      =========


The amended secured revolving credit facility requires a commitment fee of 1/4 of 1% per annum on all unused amounts and as of January 1, 2000, the Company could have borrowed an additional $38 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 1/4%. At January 1, 2000, the prime borrowing interest rate on the revolving credit facility was 8.50%.

The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of January 1, 2000, the Company was authorized to pay up to $1.3 million of cash dividends or capital stock purchases. At January 1, 2000, the Company was in compliance with all covenants under all credit agreements.
3. LONG-TERM DEBT (CONTINUED)

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75 respectively. The letters of credit expire on January 11, 2001, June 30, 2000, January 11, 2001 and April 10, 2000,
respectively. At January 1, 2000, the Company owed no amount under these letters of credit.

4.   INCOME TAXES

Components of income tax expense (benefit) for the years ended January 3, 1998, January 2, 1999 and January 1, 2000, consisted of the following:

                       FEDERAL              STATE                TOTAL
                       -------              -----                -----
1997:
   Current             $   141             $    --             $   141
   Deferred              3,934                 725               4,659
                       -------             -------             -------
                       $ 4,075             $   725             $ 4,800
                       =======             =======             =======
1998:
   Current             $    --             $    --             $    --
   Deferred              1,679                 221               1,900
                       -------             -------             -------
                       $ 1,679             $   221             $ 1,900
                       =======             =======             =======
1999:
   Current             $    --             $    --             $    --
   Deferred             (7,930)               (570)             (8,500)
                       -------             -------             -------
                       $(7,930)            $  (570)            $(8,500)
                       =======             =======             =======


Alternative minimum taxes that have been paid as of January 1, 2000 and are available indefinitely as carryforward credits for future federal income taxes aggregated approximately $8,697. Such carryforward credits have been considered in the determination of the net deferred income tax liability at January 1, 2000.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1997, 1998 and 1999 to income (loss) before income taxes as a result of the following:



                                                                   1997          1998           1999
                                                                  ------        ------         -------
Computed "expected" tax expense (benefit)                         $4,075        $1,679         $(7,930)
Increase in income taxes resulting from:
      State income taxes, net of federal income tax benefit          396           163            (770)
      Other, net                                                     329            58             200
                                                                  ------        ------         -------
Total income tax expense (benefit)                                $4,800        $1,900         $(8,500)
                                                                  ======        ======         =======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the net deferred income tax liability at January 2, 1999, and January 1, 2000 relate to the following:



                                                                           1998             1999
                                                                          -------          -------
Plant & equipment, principally due to difference in depreciation
      methods                                                             $15,231          $13,392
Benefit of net operating loss for tax purposes                               (169)          (4,331)
Alternative minimum tax credits                                            (7,523)          (8,697)
Accrued expenses not currently deductible and other, net                   (3,033)          (3,706)
                                                                          -------          -------
Net deferred income tax liability (asset)                                 $ 4,506          $(3,342)
                                                                          =======          =======


The Company has tax planning strategies in place for fiscal 2000 to realize the net deferred tax assets that exists at January 1, 2000.

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

The following table sets forth the funded status of the plans and amounts recognized in the accompanying consolidated balance sheets at January 3, 1998, January 2, 1999, and January 1, 2000:



                                                                     1997           1998           1999
                                                                    -------        -------         ----
Change in benefit obligation
      Benefit obligation at end of prior fiscal year                $33,044        $35,823        $36,056
      Interest cost                                                   2,394          2,416          2,265
      Net actuarial (gain)/loss                                       6,381          2,083          4,115
      Benefits paid                                                  (5,996)        (4,116)        (4,332)
                                                                    -------       --------        -------
      Benefit obligation at end of year                             $35,823        $36,206        $38,104
                                                                     ======         ======        =======

Change in plan assets
      Fair value of assets at end of prior fiscal year              $ 38,155       $40,325        $40,390
      Actual return on plan assets                                    8,166          4,181          2,701
      Benefits paid                                                  (5,996)        (4,116)        (4,332)
                                                                    -------        -------        -------
      Fair value of assets at end of year                           $40,325        $40,390        $38,759
                                                                    --------       --------       -------

                                                                 1997                 1998                1999
                                                               -------              ------               ------
Funded status                                                  $ 4,502              $ 4,184              $   655
      Unrecognized net actuarial (gain)/loss                    (2,352)              (1,045)               3,234
                                                               -------              -------              -------
      Prepaid pension cost                                     $ 2,150              $ 3,139              $ 3,889
                                                               =======              =======              =======

Net pension expense (income) consists of the
  following components:
                                                                 1997                1998                 1999
                                                               -------              -------              ------
Service cost - benefits earned during the period               $    --              $    --              $    --
Interest cost on projected benefit obligation                    2,394                2,416                2,265
Actual return on plan assets                                    (8,166)              (4,181)               2,701
Net amortization                                                 4,926                  776                  314
                                                               -------              -------              --------
Net pension expense (income)                                   $  (846)             $  (989)             $  (750)
                                                               =======              =======              =======

The assumptions used in determining the actuarial present value of benefit obligations and the net periodic pension costs are as follows:


                                                                  1997                 1998                 1999
                                                                  ----                 ----                 ----
   Expected long-term return on assets - both plans                9.0%                 9.0%                 9.0%
   Weighted average discount rate                                 7.25%                6.75%                7.50%



The plans' assets include marketable equity securities, guaranteed interest Contracts, and corporate and government debt securities.

The Company had a contributory Profit Sharing and Retirement Savings Plan for the employees of Chatham. The Plan provided for contributions to the Plan by the Company as designated by the Board of Directors and voluntary contributions by the employees from 1% to 10% of their compensation. Effective January 1, 1995, this plan was amended and restated, converting it into The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's associates. Under the 401(k) Plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating associates. Additionally, the Company can make additional contributions at the discretion of the Board of Directors. The Company's matching contributions totaled $1,156 for 1997, $1,167 for 1998, and $1,026 for 1999.

The Company is substantially self-insured for employee health and workers' compensation benefits. Provision for claims under these self-insured programs is recorded based upon actuarially determined estimates of the aggregate liability for claims incurred. The Company has accrued $3,350 and $2,740 for payments under these plans at January 2, 1999 and January 1, 2000, respectively.

In connection with the acquisition of Chatham, the Company assumed obligations under a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified plan that provides certain current and former Chatham officers defined pension benefits in excess of limits imposed by federal tax law. At January 2, 1999, and January 1, 2000, the accrued SERP liability was
5. BENEFIT PLANS (CONTINUED)

$3,320 and $3,211, respectively, which equals the projected benefit obligation and is included in other liabilities in the accompanying balance sheets. The expense was $246, $263 and $266 for the periods ended January 3, 1998, January 2, 1999, and January 1, 2000, respectively. An irrevocable trust has been established to hold certain assets of the Company (life insurance contracts with a net cash value of $1,468 at January 1, 2000) as a reserve for the discharge of liabilities under the plan.

The 1989 CMI Industries, Inc. Non-Qualified Stock Option Plan provided for the grant of up to 35,000 shares of common stock for $25 per share. All of the options granted under this plan are fully vested. In 1992, Chatham's Board of Directors adopted the Chatham Manufacturing, Inc. 1992 Non-Qualified Stock Option Plan which provided for the grant of up to 140,000 shares of Chatham common stock. Options to purchase Chatham common stock were converted to options to purchase the Company's stock. Except for 10,000 options, all of the options under this Plan have been granted and are fully vested. In 1994, the Company adopted the 1994 CMI Industries, Inc. Stock Option Plan which provided for the grant of up to 50,000 shares of the Company's stock. As of January 1, 2000, options to acquire 215,000 shares of the Company's common stock were outstanding. Exercise prices of the options range from $25 to $45 per share. Management has determined that no compensation expense should be recorded based on these options. Since the inception of these plans, no options have been exercised. The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, there would not have been a material impact on the Company's net income.

6. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS

Receivables, inventories, other current assets, property, plant and equipment, and intangible and other assets at January 2, 1999 and January 1, 2000 consisted of the following:

                                                              1998               1999
                                                           ---------            -------
Receivables:
      Trade                                                $  47,756            $ 46,100
      Income tax receivable                                    3,311               2,749
      Other                                                    1,017                 368
                                                           ---------            --------
                                                              52,084              49,217
Less allowance for doubtful accounts                          (1,200)             (1,200)
                                                           ---------            ---------
                                                           $  50,884            $ 48,017
                                                           =========            ========
Inventories:
      Raw materials                                        $   9,754            $  8,956
      Work-in-progress                                        19,386              18,077
      Finished goods                                          20,716              21,203
      Supplies                                                 4,342               2,950
                                                           ---------            --------
                                                           $  54,198            $ 51,186
                                                           =========            ========

6. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS (CONTINUED)


                                                                   1998           1999
                                                                ---------       --------
Other current assets:
      Prepaid employee benefit costs                                4,669             861
      Deposits for equipment purchases                              2,422             379
      Other                                                           340             510
                                                                ---------       ---------
                                                                $   7,431       $   1,750
                                                                =========       =========

Property, plant and equipment:
      Land and land improvements                                $   3,326       $   3,317
      Buildings and leasehold improvements                         40,049          42,590
      Machinery and equipment                                     207,923         214,718
      Construction in progress                                      4,967           1,115
                                                                ---------       ---------
                                                                  256,265         261,740
      Less accumulated depreciation and amortization             (159,247)       (176,466)
                                                                ---------       ---------
                                                                $  97,018       $  85,274
                                                                =========       =========

Intangible and other assets:
      Debt issuance costs, net                                  $   1,951       $   1,546
      Cash value of life insurance, net of
      policy loans of $4,177
        at January 2, 1999 and $4,695 at
       January 1, 2000                                              1,755           1,773
      Prepaid pension cost                                          3,139           3,889
      Other                                                         2,879           3,199
                                                                ---------       ---------
                                                                $   9,724       $  10,407
                                                                =========       =========

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at January 2, 1999,
and January 1, 2000 consist of the following:
                                                                  1998             1999
                                                                ---------       ---------
      Accrued interest                                          $   3,142       $   3,254
      Accrued compensation                                          1,608           1,048
      Environmental cleanup accrual                                   408             373
      Reserve for self insurance                                    3,350           2,740
      Accrued restructuring charges                                   118             898
      Other                                                         5,007           4,992
                                                                                ---------
          Total accrued expenses                                $  13,633       $  13,305
                                                                =========       =========

      Accrued SERP, deferred compensation and other             $   8,592       $   8,821
      Accrued severance liability                                     813             482
      Environmental cleanup accrual                                 2,842           2,840
                                                                ---------       ---------
          Total noncurrent other liabilities                    $  12,247       $  12,143
                                                                =========       =========

8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases certain office facilities and equipment under various operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at January 1, 2000:

               2000                              $ 4,544
               2001                                4,201
               2002                                3,226
               2003                                3,149
               Thereafter                          2,142
                                                 -------

               Total minimum lease payments      $17,262

Rental expense was $2,152 for 1997, $3,003 for 1998, and $5,502 for 1999. The
majority of these leases require the Company to pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

Environmental site evaluations have been performed which concluded that some form of groundwater and soil remediation will be required by the Company. The Company has initiated various remediation projects and continues to monitor these projects on an ongoing basis. Additionally, the Company may be required to perform asbestos abatement. The Company believes that sufficient amounts are accrued as of January 1, 2000 for the cost of these expenditures.

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

As of January 1, 2000 the Company was committed to future capital expenditures of $1,800.

The Company purchases significant amounts of cotton, one of its primary raw materials, through commodity contracts. At January 1, 2000, all fixed contracts were at prices which approximated or were below current market prices, or were purchased to hedge firm sales orders from customers in which the Company believes it has maintained margins at, or above, recent levels. The Company's financial results are impacted by the variability of cotton and other raw material prices.

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

On May 29, 1999, the Company purchased 100,000 shares of the Company's Common Stock from W. James Raleigh for a purchase price of $25.00 a share or an aggregate of $2.5 million.


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

In connection with the restructuring and severance charges reported in 1995, the Company made certain estimates concerning the net realizable value of disposing of certain assets and the amount required to ultimately fund certain benefits. In 1998, the Company recognized that its losses or expenses associated with these estimates were overstated and consequently has reported a credit to the restructuring and severance charges of $1,345 in the accompanying 1998 statement of operations. As of January 1, 2000, the Company has reported $63 of 1995 restructuring related accruals and $482 of severance liabilities to the former President and Chief Executive Officer which the Company expects to fund from operations or amounts available under the Credit Agreement.

In the second quarter of 1999, the Company approved a plan to pursue additional restructuring initiatives in all divisions. These initiatives are focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, will reduce the Company's operating costs, downsize its fabric formation capacity to levels more in line with market demand, and conserve capital for other equipment modernization projects. In conjunction with these efforts, the Company will be consolidating certain manufacturing capacity, realigning certain management responsibilities and disposing of idle equipment and related inventories. These initiatives are now expected to be completed in 2000. The restructuring initiatives also include the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company reported a $7,000 charge to earnings in connection with the restructuring initiatives and has reserved for the following items in the accompanying statement of income for the year ended January 1, 2000:

                                                                     Original Provision        Remaining Balance
        Restructuring items:                                            July 3, 1999            January 1, 2000
                                                                     ------------------        -----------------
               Severance and related benefit costs                         $  1,000               $    446

        Other nonrecurring asset write-offs:
               Inventory write-offs                                           2,116                    973
               Property, plant & equipment write-offs                         3,068                  2,684
               Other asset write-offs                                           816                    389
                                                                           --------               --------
                                                                           $  7,000               $  4,492
                                                                           ========               ========

Included in the $7,000 charge were approximately $1,000 of incremental cash expenditures. During the year ended January 1, 2000, the Company funded $554 of cash related restructuring items and disposed of $1,954 of assets related to the restructuring.

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

                                                                     1997              1998              1999
                                                                  ----------        ----------        ----------
Net sales
     Greige                                                       $  171,010        $  147,066        $  111,978
     Chatham                                                         157,781           170,290           163,284
     Elastics                                                         93,931            95,435            99,042
                                                                  ----------        ----------        ----------
        Total                                                     $  422,722        $  412,791        $  374,304
                                                                  ==========        ==========        ==========

Operating income (loss) before nonrecurring items
     Greige                                                       $   14,384        $    9,629        $  (11,875)
     Chatham                                                           5,211             1,946               788
     Elastics                                                          8,415             9,646            11,366
     Corporate                                                        (4,500)           (4,232)           (3,662)
                                                                  ----------        ----------        ----------
        Total                                                         23,510            16,989            (3,383)

Nonrecurring items                                                        --               304             7,000
Interest expense                                                      14,499            12,759            12,910
Other expense (income), net                                           (2,975)           (1,013)             (835)
                                                                  ----------        ----------        ----------

Income before income taxes                                        $   11,986        $    4,939        $  (22,458)
                                                                  ==========        ==========        ==========

Operating margin before nonrecurring items
        Greige                                                          8.41%             6.55%           (10.60)%
        Chatham                                                         3.30              1.14              6.48
        Elastics                                                        8.96             10.11             11.48
                                                                  ----------        ----------        ----------
        Total                                                           5.56%             4.12%            (0.90)%
                                                                  ==========        ==========        ==========

Identifiable assets
     Greige                                                       $   82,955        $   77,383        $   73,783
     Chatham                                                          78,750            80,433            68,097
     Elastics                                                         42,090            42,394            39,824
     Corporate                                                        12,745            22,956            20,535
                                                                  ----------        ----------        ----------
        Total                                                     $  216,540        $  223,166        $  202,239
                                                                  ==========        ==========        ==========

Depreciation and amortization
     Greige                                                       $    9,246        $    8,811        $    9,016
     Chatham                                                           4,519             4,846             5,114
     Elastics                                                          3,104             2,920             2,360
     Corporate                                                           999               870               908
                                                                  ----------        ----------        ----------
        Total                                                     $   17,868        $   17,447        $   17,398
                                                                  ==========        ==========        ==========

                                                                     1997              1998              1999
                                                                  ----------        ----------        ----------
Capital expenditures
     Greige                                                       $    2,208        $    5,983        $    2,030
     Chatham                                                           3,128             5,089             3,704
     Elastics                                                          3,139              (714)            2,811
     Corporate                                                          (861)              (36)               79
                                                                  ----------        ----------        ----------
        Total                                                     $    7,614        $   10,322        $    8,624
                                                                  ==========        ==========        ==========

12.   Subsequent Event

On March 14, 2000, the Company pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share or an aggregate of $8,949,483. As a result of this transaction, the stockholder affiliates of ML Capital Partners which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of ML Capital Partners was funded through the Company's secured revolving credit facility.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

 For the Three Years Ended January 3, 1998, January 2, 1999 and January 1, 2000
                                (in thousands)

                                                       Balance at                                                Balance at
                                                       Beginning    Additions at                    Other          End of
                                                       of Period       Cost(1)     Retirements     Changes         Period
                                                      -----------   -----------    -----------    ---------      -----------
1997
Land and land improvements                            $     3,521   $        48    $      (237)   $        --    $     3,332
Buildings                                                  37,091            --             --            267         37,358
Machinery and equipment                                   199,811            --         (3,043)         5,431        202,199
Leasehold improvements                                        948            --             --            419          1,367
Construction in progress                                    1,277         8,340             --         (6,117)         3,500
                                                      -----------   -----------    -----------    ---------      -----------
                                                      $   242,648   $     8,388    $    (3,280)   $        --    $   247,756
                                                      ===========   ===========    ===========    =========      ===========

1998
Land and land improvements                            $     3,332   $        --    $        (9)   $         3    $     3,326
Buildings                                                  37,358            --             --          1,100         38,458
Machinery and equipment                                   202,199            --         (2,692)         8,416        207,923
Leasehold improvements                                      1,367            --             --            224          1,591
Construction in progress                                    3,500        11,210             --         (9,743)         4,967
                                                      -----------   -----------    -----------    ---------      -----------
                                                      $   247,756   $    11,210    $    (2,701)   $        --    $   256,265
                                                      ===========   ===========    ===========    =========      ===========

1999
Land and land improvements                            $     3,326   $        --    $        (9)   $        --    $     3,317
Buildings                                                  38,458            --             --          2,541         40,999
Machinery and equipment                                   207,923            --         (3,244)        10,039        214,718
Leasehold improvements                                      1,591            --             --             --          1,591
Construction in progress                                    4,967         8,728             --        (12,580)         1,115
                                                      -----------   -----------    -----------    ---------      -----------
                                                      $   256,265   $     8,728    $    (3,253)   $        --    $   261,740
                                                      ===========   ===========    ===========    =========      ===========

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

 For the Three Years Ended January 3, 1998, January 2, 1999, and January 1, 2000
                                (in thousands)

                                                       Balance at                                                Balance at
                                                       Beginning    Additions at                    Other          End of
                                                       of Period      Cost(1)      Retirements     Changes(2)      Period
                                                      -----------   -----------    -----------    -----------    -----------
1997
Land and land improvements                            $        16   $         5    $        (3)   $        --    $        18
Buildings                                                  12,177         1,892             --            (25)        14,044
Machinery and equipment                                   117,604        15,611         (1,574)        (2,009)       129,632
Leasehold improvements                                        306           164             --             --            470
                                                      -----------   -----------    -----------    -----------    -----------
                                                      $   130,103   $    17,672    $    (1,577)   $    (2,034)   $   144,164
                                                      ===========   ===========    ===========    ===========    ===========

1998
Land and land improvements                            $        18   $         5    $        --    $        --    $        23
Buildings                                                  14,044         1,895             --             --         15,939
Machinery and equipment                                   129,632        14,765         (1,696)            --        142,701
Leasehold improvements                                        470           231             --           (117)           584
                                                      -----------   -----------    -----------    -----------    -----------
                                                      $   144,164   $    16,896    $    (1,696)   $      (117)   $   159,247
                                                      ===========   ===========    ===========    ===========    ===========

1999
Land and land improvements                            $        23   $         5    $        --    $        --    $        28
Buildings                                                  15,939         1,933             --             --         17,872
Machinery and equipment                                   142,701        14,681         (2,321)         2,684        157,745
Leasehold improvements                                        584           237             --             --            821
                                                      -----------   -----------    -----------    -----------    -----------
                                                      $   159,247   $    16,856    $    (2,321)   $     2,684    $   176,466
                                                      ===========   ===========    ===========    ===========    ===========

(1) Depreciation is provided for financial reporting purposes on the straight-line method over the following estimated useful lives for the periods indicated.

                                             1997                      1998                     1999
                                          ----------                ----------               ----------
         Buildings                          20 years                  20 years                 20 years
         Land improvements                  20 years                  20 years                 20 years
         Machinery and equipment          3-10 years                3-10 years               3-10 years

(2) The Company has recorded the 1999 nonrecurring write-off of property, plant and equipment in other changes to accumulated depreciation and amortization.

                     CMI INDUSTRIES, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           For the Three Years Ended January 3, 1998, January 2, 1999
                              and January 1, 2000
                                 (in thousands)


                                                        Balance at                                          Balance at
                                                        Beginning         Additions                           End of
Description                                             of Period          at Cost          Deductions        Period
                                                        ----------        ---------         ----------      ----------

Year ended January 3, 1998:
         Allowance for doubtful accounts                $    2,000        $      528        $   (1,328)       $    1,200
                                                        ==========        ==========        ==========        ==========

Year ended January 2, 1999:
         Allowance for doubtful accounts                $    1,200        $      916        $     (916)       $    1,200
                                                        ==========        ==========        ==========        ==========

Year ended January 1, 2000:
         Allowance for doubtful accounts                $    1,200        $      123        $     (123)       $    1,200
                                                        ==========        ==========        ==========        ==========

Report of Independent Public Accountants


To The Board of Directors of
CMI Industries, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of CMI Industries, Inc. and subsidiaries included in this annual report and have issued our report thereon dated March 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 24, 2000.

                               INDEX TO EXHIBITS


Exhibit No.                                    Description
-----------                                    -----------


    10.32         Amendment No. 2 to Amended and Restated Employment Agreement
                  between CMI Industries, Inc. and Joseph L. Gorga dated March 14, 2000

    10.33         Amendment No. 2 to Amended and Restated Employment Agreement
                  between CMI Industries, Inc. and James A. Ovenden dated March 14, 2000

       12         Computation of Ratio of Earnings to Fixed Charges

       21         Subsidiaries of CMI Industries, Inc.

     23.1         Consent and Report on Financial Statement Schedules of
                  Arthur Andersen LLP

     27.1         Financial Data Schedule (for SEC use only)