Form 10-Q
period 2000-04-01
CMI INDUSTRIES INC
filed 2000-05-08
CIK 911221

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission File Number 33-67854
                                                --------

                              CMI INDUSTRIES, INC.

 ------------------------------------------------------------------------------
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

As of April 1, 2000, there were 594,931 shares of $1 Par Value Common Stock outstanding.


================================================================================

PART I   FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's Omitted Except Per Share Data)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                           ---------------------------
                                                                           APRIL 3,           APRIL 1,
                                                                             1999               2000
                                                                           --------           --------

         Net sales                                                         $ 93,121           $ 92,372
         Cost of sales                                                       84,214             85,457
                                                                           --------           --------
                Gross profit                                                  8,907              6,915
         Selling, general and administrative expenses                         8,196              8,169
                                                                           --------           --------
                Operating income (loss)                                         711             (1,254)
         Other income (expense):
             Interest expense                                                (3,213)            (3,282)
             Other, net                                                         333                205
                                                                           --------           --------
                                                                             (2,880)            (3,077)
                Loss before income taxes and
                   extraordinary item                                        (2,169)            (4,331)
         Provision for income taxes                                            (850)            (1,687)
                                                                           --------           --------
                Loss before extraordinary item                               (1,319)            (2,644)
         Extraordinary gain on repurchase of debt, net of taxes                  --              5,701
                                                                           --------           --------

                Net income (loss)                                          $ (1,319)          $  3,057
                                                                           ========           ========

         Average shares outstanding during period                             1,695              1,392

         Net income (loss) per share                                       $  (0.78)          $   2.20

         Depreciation and amortization included in the above
             costs and expenses:                                           $  4,350           $  4,008


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 1, 2000 and April 1, 2000

                                 (000's Omitted)


                                                                      JANUARY 1,           APRIL 1,
                                                                         2000                2000
                                                                      ----------          ---------
                                                                                         (Unaudited)

ASSETS
     Current assets:
         Cash and cash equivalents                                    $   2,263           $     494

         Receivables, less allowance for doubtful
            accounts of $1,200 and $1,150                                48,017              55,194
         Inventories: (note 3)
            Raw materials                                                 8,956              10,049
            Work-in-progress                                             18,077              18,362
            Finished goods                                               21,203              21,463
            Supplies                                                      2,950               3,066
                                                                      ---------           ---------
                                                                         51,186              52,940

         Deferred income taxes                                            3,342               1,392
         Other current assets                                             1,750               3,195
                                                                      ---------           ---------

                Total current assets                                    106,558             113,215

     Property, plant and equipment: (note 4)
         Land and land improvements                                       3,317               3,317
         Buildings and leasehold improvements                            42,590              42,715
         Machinery and equipment                                        214,718             209,555
         Construction in progress                                         1,115               1,602
                                                                      ---------           ---------
                                                                        261,740             257,189

         Less accumulated depreciation                                 (176,466)           (174,955)
                                                                      ---------           ---------
                                                                         85,274              82,234
     Other assets:
         Cash value of life insurance, intangibles,
            deferred charges, and other assets                           10,407               9,763
                                                                      ---------           ---------

                                                                      $ 202,239           $ 205,212
                                                                      =========           =========

                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 1, 2000 and April 1, 2000
                        (000's Omitted Except Share Data)




                                                                              JANUARY 1,         APRIL 1,
                                                                                 2000              2000
                                                                              ----------         --------
                                                                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
           Payable - book overdraft                                            $  8,200          $  8,599
           Accounts payable                                                      14,302            19,655
           Accrued expenses                                                      13,305            15,351
                                                                               --------          --------
              Total current liabilities                                          35,807            43,605

        Long-term debt (note 2)                                                 128,814           130,430
        Deferred income taxes                                                        --                --
        Other liabilities                                                        12,143            11,594

        Stockholders' equity:
           Common stock of $1 par value per share; 2,100,000 shares
              authorized, 1,589,318 shares issued at January 1, 2000,
              and 594,931 issued at April 1, 2000                                 1,589               595
           Paid-in capital                                                        8,814               859
           Retained earnings (note 2)                                            15,072            18,129
                                                                               --------          --------

              Total stockholders' equity                                         25,475            19,583
                                                                               --------          --------

                                                                               $202,239          $205,212
                                                                               ========          ========



                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
           For the Three Months Ended April 3, 1999 and April 1, 2000
                                 (000s omitted)
                                   (Unaudited)



                                                                                        APRIL 3,          APRIL 1,
                                                                                          1999              2000
                                                                                        -------           --------

Cash flows from operating activities:
    Net income (loss)                                                                   $(1,319)          $  3,057
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
        Depreciation and amortization                                                     4,350              4,008
        Gain on purchase of senior subordinated notes                                        --             (9,338)
        Changes in assets and liabilities
            Receivables                                                                  (2,074)            (7,177)
            Inventories                                                                  (2,927)            (1,754)
            Other current assets                                                          4,988             (1,445)
            Other assets                                                                   (382)               301
            Accounts payable                                                              1,500              5,353
            Accrued expenses                                                             (3,730)             2,046
            Deferred income taxes                                                          (944)             1,950
            Other liabilities                                                                35               (549)
                                                                                        -------           --------
               Net cash used in operating activities                                       (503)            (3,548)
                                                                                        -------           --------

Cash flows from investing activities:
    Capital expenditures, net                                                            (2,679)              (841)
                                                                                        -------           --------
               Net cash used in investing activities                                     (2,679)              (841)
                                                                                        -------           --------

Cash flows from financing activities:
    Purchase of common stock                                                                 --             (8,949)
    Purchase of senior subordinated notes                                                    --            (10,462)
    Net borrowings on revolving credit facilities                                         5,841             21,632
    Net change in payable-book overdraft                                                 (5,407)               399
                                                                                        -------           --------
               Net cash provided by financing activities                                    434              2,620
                                                                                        -------           --------

               Net increase (decrease) in cash                                           (2,748)            (1,769)

Cash and cash equivalents at beginning of year                                            3,911              2,263
                                                                                        -------           --------

Cash and cash equivalents at end of period                                              $ 1,163           $    494
                                                                                        =======           ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                        $ 6,126           $  1,158
                                                                                        =======           ========
        Income taxes                                                                    $    94           $     --
                                                                                        =======           ========

                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of April 1, 2000, the Consolidated Statements of Cash Flows for the three months ended April 3, 1999, and April 1, 2000, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts contained in the financial statements and in these notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of January 1, 2000 has been audited, but the auditor's report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.


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

         During the three months ended April 1, 2000, the Company purchased $20,095 (face value) of these notes in the open market at prices lower than face value. After a reduction of $295 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $5,701, net of income taxes. The recorded balance of $104,617 at April 1, 2000, is presented net of $288 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the remaining outstanding Notes was approximately $53,500 at April

1, 2000. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

         Long-term debt as of January 1, 2000 and April 1, 2000 consisted of:


                                              January 1, 2000          April 1, 2000
                                              ---------------          -------------

Secured revolving credit facility                $  4,182                 $ 25,813
Senior subordinated notes, net                    124,632                  104,617
                                                 --------                 --------
                                                  128,814                  130,430
Less current portion                                   --                       --
                                                 --------                 --------

Long-term debt                                   $128,814                 $130,430
                                                 ========                 ========

The amended secured revolving credit facility requires a commitment fee of 1/4 of 1% per annum on all unused amounts and as of April 1, 2000, the Company could have borrowed an additional $15 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or a eurodollar rate plus 1 1/4%. At April 1, 2000, the prime borrowing interest rate on the revolving credit facility was 9.0% and the eurodollar borrowing rate was 7.37%.

         The credit agreement and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreement and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of April 1, 2000, the Company was authorized to pay up to $1.0 million of cash dividends or capital stock purchases. At April 1, 2000, the Company was in compliance with all covenants under the credit agreement.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2001, June 30, 2000, January 11, 2001 and April 10, 2001, respectively. At April 1, 2000, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 1, 2000 and April 1, 2000 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

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


                                                                 Three Months Ended
                                                       ----------------------------------
                                                       APRIL 3, 1999        APRIL 1, 2000
                                                       -------------        -------------
Net sales
        Greige                                           $  28,660            $  28,110
        Chatham                                             38,881               40,812
        Elastics                                            25,580               23,450
                                                         ---------            ---------
        Total                                            $  93,121            $  92,372
                                                         =========            =========

Operating income (loss)
        Greige                                           $  (1,518)           $  (2,576)
        Chatham                                               (144)                  86
        Elastics                                             3,255                2,204
        Corporate                                             (882)                (968)
                                                         ---------            ---------
        Total                                                  711               (1,254)

Interest expense                                             3,213                3,282
Other expense (income), net                                   (333)                (205)
                                                         ---------            ---------

Loss before income taxes and extraordinary item          $  (2,169)           $  (4,331)
                                                         =========            =========



Operating margin
        Greige                                                (5.3)                (9.2)
        Chatham                                               (0.4)                 0.2
        Elastics                                              12.7                  9.4
                                                         ---------            ---------
        Total                                                  0.8%                (1.4)%
                                                         =========            =========

Identifiable assets
     Greige                                              $  77,279            $  69,447
     Chatham                                                80,296               75,944
     Elastics                                               43,025               42,373
     Corporate                                              18,567               17,448
                                                         ---------            ---------
     Total                                               $ 219,167            $ 205,212
                                                         =========            =========

Depreciation and amortization
     Greige                                              $   2,216            $   2,152
     Chatham                                                 1,272                1,084
     Elastics                                                  648                  558
     Corporate                                                 214                  214
                                                         ---------            ---------
     Total                                               $   4,350            $   4,008
                                                         =========            =========

Capital expenditures, net
     Greige                                              $     801            $     119
     Chatham                                                 1,450                  486
     Elastics                                                  173                  262
     Corporate                                                 255                  (26)
                                                         ---------            ---------
     Total                                               $   2,679            $     841
                                                         =========            =========

Note 6:

Second Quarter 1999 Restructuring Charges

         In the second quarter of 1999, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, reduced the Company's operating costs, downsized its fabric formation capacity to levels more in line with market demand, and conserved capital for other equipment modernization projects. In conjunction with these efforts, the Company consolidated certain manufacturing capacity, realigned certain management responsibilities and disposed of idle equipment and related inventories. Except for completing certain asset dispositions, these initiatives have been substantially completed. The restructuring initiatives included the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company originally reported a $7,000 charge to earnings in connection with the restructuring initiatives and continues to reserve for the following items in the accompanying balance sheet as of April 1, 2000:


                                                             January 1, 2000        April 1, 2000
                                                             ---------------        ------------

         Restructuring items:
                 Severance and related benefit costs             $  446               $  122

         Other nonrecurring asset write-offs:
                 Inventory write-offs                               973                   90
                 Property, plant & equipment write-offs           2,684                1,019
                 Other asset write-offs                             389                  809
                                                                 ------               ------
                                                                 $4,492               $2,040
                                                                 ======               ======


         Included in the $7,000 charge were approximately $1,000 of incremental cash expenditures. During the quarter ended April 1, 2000, the Company funded $324 of cash related restructuring items and had net asset disposals of $2,128 related to the restructuring.

Note 7:

Purchase of Common Stock from Merrill Lynch Capital Partners, Inc.

         On March 14, 2000, the Company completed the purchase of 994,387 shares of the Company's Common Stock held by Merrill Lynch Capital Partners, Inc. and its affiliates for a purchase price of $9.00 per share for an aggregate amount of $8,949,483. As a result of this transaction, the stockholder affiliates of Merrill Lynch Capital Partners, Inc. which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of Merrill Lynch Capital Partners, Inc. was funded through the Company's secured revolving credit facility.

Note 8:

Sale of Furniture Fabric Assets of Chatham Division

         On May 1, 2000, the Company completed the sale of the furniture fabric assets of its Chatham Division to Interface, Inc. for a purchase price of $24.3 million in cash. Sales associated with the furniture fabric assets for the first quarter ended April 1, 2000 amounted to $19.2 million. The Company anticipates that the sale will result in a pretax loss of approximately $22 million which will be reflected as a charge to operations during the second quarter of 2000. The Company used the proceeds from the sale to pay down the outstanding indebtedness under its secured revolving credit facility. In conjunction with completing the sale of its furniture fabric assets, the Company and its lenders also amended the secured revolving credit facility to allow for the disposition of the furniture fabric assets. The amendment also reduced the borrowing limit under the facility to $40 million and revised certain financial covenants.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended January 1, 2000, including, but not limited to, the "Overview" discussion and the "Results of Operations" discussion to Management's Discussion and Analysis of Financial Condition of the Annual Report.

Results of Operations

Three Months Ended April 1, 2000
Compared with Three Months Ended April 3, 1999

Sales

         Sales for the three months ended April 1, 2000 decreased $0.7 million or 0.8% from $93.1 million to $92.4 million over the corresponding period of 1999. Sales of the Greige Fabrics Division decreased $0.6 million or 1.9%, sales of the Elastic Fabrics Division decreased $2.1 million or 8.3%, while sales of the Chatham Division increased $1.9 million or 5.0%. The decrease in sales for the Greige Fabrics Division consisted of a $0.9 million decline in spun fabric sales of blended or 100% cotton greige fabrics. This sales decline consisted of a 9.6% decline in average selling prices and a 6.4% increase in volume. The decline in sales in the Elastic Fabrics Division may be primarily related to inventory adjustments at certain of the division's key customers and weaker demand for the Company's warp knit products. The increase in sales for the Chatham Division included a $1.5 million decrease in automotive upholstery sales associated with the loss of a placement at both General Motors and Ford. Sales of furniture upholstery and yarns were up $3.1 million due to increased volume and improving demand for its new residential furniture and Sheneele upholstery product offerings. Sales of consumer products increased $0.3 million.

Earnings

         Operating income for the three months ended April 1, 2000 decreased $2.0 million from $0.7 million to an operating loss of $1.3 million. The decrease in profitability is due to the influx of lower priced imported fabrics and excess inventory levels at both customers and competitors which together have significantly suppressed demand and selling prices for domestically produced greige fabrics. Additionally, lower sales volumes for elastic fabrics coupled with certain operating inefficiencies and quality issues associated with the Company's Greensboro, NC facility have resulted in a decline in operating margins in the Elastic Fabrics division. Consequently, operating income for the three months ended April 1, 2000 was down $1.1 million in the Greige Fabrics Division and $1.1 million in the Elastic Fabrics Division. Earnings at the Company's Chatham Division were up $0.2 million due to the increased sales of furniture fabrics.

         Interest expense for the three months ended April 1, 2000 was $3.3 million or $0.1 million more than the same period in 1999.

         As a result of the above mentioned items, the loss before income taxes and extraordinary item increased $2.1 million for the three months ended April 1, 2000 over the corresponding period in 1999, while the provision for income taxes before extraordinary items increased $0.8 million. Consequently, the loss before extraordinary item increased by $1.3 million to a net loss of $2.6 million for the first quarter of 2000.

         During the first quarter of 2000, the Company purchased $20.1 million (face value) of its Notes in the open market at prices below face value and reported an extraordinary gain of $5.7 million, net of taxes. Consequently, net income for the three months ended April 1, 2000 improved to $3.1 million from a loss of $1.3 million in the previous period.

Financial Condition

         For the three months ended April 1, 2000, the Company increased its net borrowings under the credit facility by $21.6 million and reduced its cash balances by $1.8 million. The

Company used these borrowings and cash sources to fund a $3.5 million shortfall from operations, to finance $0.8 million of capital expenditures, to purchase $8.9 million of the Company's Common Stock, and to repurchase Notes for $10.5 million.

         At April 1, 2000, working capital was approximately $69.6 million as compared to approximately $70.8 million at January 1, 2000. Management is not aware of any present or potential impairments to the Company's liquidity.

         At April 1, 2000, long-term debt of approximately $130.4 million represented 87.0% of total capital, compared to 83.5% at January 1, 2000. The increased leverage reflects the impact from the Company's purchase of Common Stock for $8.9 million during the first quarter of 2000.

         The Company believes that funds from operations during the balance of fiscal 2000 and amounts available under the credit agreement (see notes 2 and 8 to consolidated financial statements) are adequate to finance capital expenditures of approximately $5.0 million during the remainder of 2000, in addition to meeting working capital requirements and scheduled debt service payments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreement. The Company's bank credit agreement bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Fleet National Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of April 1, 2000, the Company had $25,813 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of April 1, 2000, the Company had contracted for 17,846 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.5 million on the fair value of the Company's outstanding futures contracts.


PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

        None Reportable


Item 2.  Changes in Securities

        None


Item 3.  Defaults Upon Senior Securities

        None


Item 4.  Submission of Matters to a Vote of Security Holders

        The consents of the Company's stockholders were solicited by the Company in connection with the following matters:

                  (a) the approval of a Stock Acquisition Agreement pursuant to which the Company would purchase 994,387 shares of the Company's Common Stock held by affiliates of Merrill Lynch Capital Partners, Inc. for $9.00 cash per share for an aggregate purchase price of approximately $9 million; and

                  (b) the amendment of the Company's Amended and Restated Stockholders Agreement dated February 14, 1992, as amended, to (i) confirm that the redemption of the stockholders of the Company affiliated with Merrill Lynch was exempt from the provisions of Article 5 of the Restated Stockholders Agreement, and (ii) to amend the termination provisions so that certain provisions of the Restated Stockholders Agreement will remain in effect following the redemption.

Item 5.  Other Information

         On March 14, 2000, the Company completed the purchase of 994,387 shares of the Company's Common Stock held by Merrill Lynch Capital Partners, Inc. and its affiliates for a purchase price of $9.00 per share for an aggregate amount of $8,949,483. As a result of this transaction, the stockholder affiliates of Merrill Lynch Capital Partners, Inc., which previously owned more than 62% of the outstanding Common Stock of the Company, no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of Merrill Lynch Capital Partners, Inc. was funded through the Company's secured revolving credit facility.

         On May 1, 2000, the Company completed the sale of the furniture fabric assets of its Chatham Division to Interface, Inc. for a purchase price of $24.3 million in cash. The Company used the proceeds from the sale to pay down the outstanding indebtedness under its secured revolving credit facility.

         In conjunction with completing the sale of its furniture fabric assets, the Company and its lenders also amended the secured revolving credit facility to allow for the disposition of the furniture fabric assets. The amendment also reduced the borrowing limit under the facility to $40 million and revised certain financial covenants.


Item 6.  Exhibits and Reports on Form 8-K

a)      Exhibits
        --------

          2.1   Asset Purchase Agreement by and among Interface Fabrics Group,
                Inc., CMI Industries, Inc., and Chatham Fabrics, LLC dated as of
                May 1, 2000.

          4.1   Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of May 4, 2000.

         27.1   Financial Data Schedule (for SEC use only).

b)      Reports on Form 8-K

        Form 8-K filed on March 8, 2000 to announce the Company entered into a Stock Acquisition Agreement with certain stockholders of the Company affiliated with Merrill Lynch Capital Partners, Inc. To purchase 994,387 shares of the Company's Common Stock from such stockholders.

        Form 8-K filed on March 16, 2000 to announce a change in control of the Company on March 14, 2000 due to the purchase of 994,387 shares of Company Common Stock from certain stockholders of the Company affiliated with Merrill Lynch Capital Partners, Inc. And the amendment of the Stockholders Agreement between the Company and the stockholders of the Company.

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CMI INDUSTRIES, INC.


Date: May 8, 2000          By  /s/ JOSEPH L. GORGA
                               -------------------------------------------------
                               Joseph L. Gorga
                               President and Chief Executive Officer


Date: May 8, 2000          By  /s/ JAMES A. OVENDEN
                               -------------------------------------------------
                               James A. Ovenden
                               Executive Vice President, Chief Financial Officer

PART III.   INDEX TO EXHIBITS


  Exhibit No.                        Description                                   Page No.
  -----------                        -----------                                   --------

          2.1   Asset Purchase Agreement by and among Interface Fabrics               19
                Group, Inc., CMI Industries, Inc., and Chatham Fabrics, LLC

          4.1   Amendment No. 2 to Amended and Restated Loan and                      94
                Security Agreement dated as of May 4, 2000

         27.1   Financial Data Schedule. (for SEC use only)                           __