Form 10-Q
period 2000-07-01
CMI INDUSTRIES INC
filed 2000-08-15
CIK 911221

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 1, 2000, there were 595,031 shares of $1 Par Value Common Stock outstanding.

-------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's Omitted Except Per Share Data)
                                   (unaudited)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      --------------------------      --------------------------
                                                                       JULY 3,         JULY 1,          JULY 3,        JULY 1,
                                                                         1999            2000            1999            2000
                                                                      ----------      ----------      ----------      ----------

Net sales                                                             $   91,339      $   75,863      $  184,460      $  168,235
Cost of sales                                                             84,073          71,680         168,287         157,137
                                                                      ----------      ----------      ----------      ----------
         Gross profit                                                      7,266           4,183          16,173          11,098
Selling, general and administrative expenses                               8,017           6,460          16,213          14,629
Loss on sale of furniture fabric assets (note 8)                              --          19,602              --          19,602
Provision for restructuring and other
     nonrecurring asset write-offs (note 6)                                7,000              --           7,000              --
                                                                      ----------      ----------      ----------      ----------
Operating loss                                                            (7,751)        (21,879)         (7,040)        (23,133)

Other income (expenses):
     Interest expense                                                     (3,232)         (2,975)         (6,445)         (6,257)
     Other, net                                                              290             155             623             360
                                                                      ----------      ----------      ----------      ----------
                                                                          (2,942)         (2,820)         (5,822)         (5,897)

         Loss before income taxes and
             extraordinary item                                          (10,693)        (24,699)        (12,862)        (29,030)
Income tax provision                                                      (4,258)         (9,331)         (5,108)        (11,018)
                                                                      ----------      ----------      ----------      ----------
         Loss before extraordinary item                                   (6,435)        (15,368)         (7,754)        (18,012)
Extraordinary gain on repurchase of debt, net of taxes                        --           2,089              --           7,790
                                                                      ----------      ----------      ----------      ----------

         Net loss                                                     $   (6,435)     $  (13,279)     $   (7,754)     $  (10,222)
                                                                      ==========      ==========      ==========      ==========

Average shares outstanding during period                                   1,695             595           1,674             993

Net loss per share                                                    $    (3.90)     $   (22.32)     $    (4.63)     $   (10.29)

Depreciation and amortization included in
  the above costs and expenses                                        $    4,431      $    3,324      $    8,781      $    7,332

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 1, 2000 and July 1, 2000
                                 (000's Omitted)

                                                                           JANUARY 1,             JULY 1,
                                                                              2000                 2000
                                                                           ----------           -----------
                                                                                                (UNAUDITED)

ASSETS

      Current assets:
          Cash and cash equivalents                                        $    2,263           $    1,488

          Receivables, less allowance for doubtful
              accounts of $1,200 and $1,000, respectively                      48,017               43,158

          Inventories: (note 3)
              Raw materials                                                     8,956                5,635
              Work-in-process                                                  18,077               12,124
              Finished goods                                                   21,203               19,450
              Supplies                                                          2,950                2,408
                                                                           ----------           ----------
                                                                               51,186               39,617

          Deferred income taxes                                                 3,342                9,600
          Other current assets                                                  1,750                2,579
                                                                           ----------           ----------

              Total current assets                                            106,558               96,442

      Property, plant and equipment: (note 4)
          Land and land improvements                                            3,317                2,318
          Buildings and leasehold improvements                                 42,590               35,295
          Machinery and equipment                                             214,718              170,565
          Construction in progress                                              1,115                1,500
                                                                           ----------           ----------
                                                                              261,740              209,678
          Less accumulated depreciation and amortization                     (176,466)            (152,850)
                                                                           ----------           ----------
                                                                               85,274               56,828

      Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets                               10,407               10,048
                                                                           ----------           ----------

                                                                           $  202,239           $  163,318
                                                                           ==========           ==========

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        January 1, 2000 and July 1, 2000
                                 (000's Omitted)

                                                                           JANUARY 1,             JULY 1,
                                                                              2000                 2000
                                                                           ----------           -----------
                                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Payable - book overdraft                                      $    8,200           $    6,795
             Accounts payable                                                  14,302               13,963
             Accrued expenses, including restructuring charges                 13,305               12,649
                                                                           ----------           ----------
                Total current liabilities                                      35,807               33,407

         Long-term debt (note 2)                                              128,814              114,436
         Other liabilities                                                     12,143                9,168

         Stockholders' equity:
             Common stock of $1 par value per share; 2,100,000 shares
                authorized, 1,589,318 shares issued and outstanding at
                January 1, 2000; and 820,000 authorized, 595,031 shares
                issued and outstanding at July 1, 2000                          1,589                  595
             Paid-in capital                                                    8,814                  862
             Retained earnings (note 2)                                        15,072                4,850
                                                                           ----------           ----------

                Total stockholders' equity                                     25,475                6,307
                                                                           ----------           ----------

                                                                           $  202,239           $  163,318
                                                                           ==========           ==========

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             For the Six Months Ended July 3, 1999 and July 1, 2000
                                 (000's Omitted)

                                                                             JULY 3,               JULY 1,
                                                                              1999                  2000
                                                                           -----------           -----------
                                                                           (unaudited)           (unaudited)
Cash flows from operating activities:
    Net loss                                                               $   (7,754)          $  (10,222)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                          8,781                7,332
         Gain on purchase of senior subordinated notes                             --              (12,554)
         Loss on sale of furniture fabric assets                                   --               19,602
         Nonrecurring asset write-offs                                          6,000                   --
         Changes in assets and liabilities
             Receivables                                                        2,286               (5,244)
             Inventories                                                       (2,821)              (6,983)
             Other current assets                                               5,864               (2,320)
             Other assets                                                        (615)                (155)
             Accounts payable                                                   1,901                3,920
             Accrued expenses                                                    (554)                 756
             Deferred income taxes                                             (5,197)              (6,258)
             Other liabilities                                                    (49)                (975)
                                                                           ----------           ----------
             Net cash provided by (used in) operating activities                7,842              (13,101)
                                                                           ----------           ----------

Cash flows from investing activities:
    Capital expenditures, net                                                  (5,548)              (1,392)
    Proceeds from sale of furniture fabric assets                                  --               25,630
                                                                           ----------           ----------
             Net cash provided by (used in) investing activities               (5,548)              24,238
                                                                           ----------           ----------

Cash flows from financing activities:
    Net borrowings on revolving credit facilities                               3,795               11,601
    Purchase of Senior Subordinated Notes                                          --              (13,162)
    Purchase of common stock, net                                              (2,650)              (8,946)
    Net change in payable-book overdraft                                       (5,963)              (1,405)
                                                                           ----------           ----------
             Net cash used in financing activities                             (4,818)             (11,912)
                                                                           ----------           ----------

             Net decrease in cash                                              (2,524)                (775)

Cash and cash equivalents at beginning of year                                  3,911                2,263
                                                                           ----------           ----------
Cash and cash equivalents at end of period                                 $    1,387           $    1,488
                                                                           ==========           ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                                              $    6,254           $    6,549
                                                                           ==========           ==========

                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of July 1, 2000, the Consolidated Statements of Cash Flows for the six months ended July 3, 1999 and July 1, 2000, and the Consolidated Statements of Operations for the three months and six months then ended. All dollar amounts contained in the financial statements and accompanying notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of January 1, 2000 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

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

         During the six months ended July 1, 2000, the Company has purchased $26,095 (face value) of these notes in the open market at prices lower than face value. After a reduction of $379 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $7,790, net of income taxes. The recorded balance of $98,653 at July 1, 2000, is presented net of $252 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the remaining outstanding Notes was approximately $49,453 at July 1, 2000. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement and renewed a Wachovia Bank of South Carolina facility at $4 million. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility by another two years to March 2002. Following the sale of the furniture fabric assets on May 1, 2000, the Company and its lenders amended the facility again to reduce the borrowing limit to $40 million. The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles.

Long-term debt as of January 1, 2000 and July 1, 2000 consisted of:

                                                          January 1, 2000       July 1, 2000
                                                          ---------------       ------------
         Borrowings under credit agreements:
                  Secured revolving credit facility          $    4,182          $   15,783
                  Senior subordinated notes, net                124,632              98,653
                                                             ----------          ----------
                                                                128,814             114,436
         Less current portion                                        --                  --
                                                             ----------          ----------
         Long-term debt                                      $  128,814          $  114,436
                                                             ==========          ==========

         The amended secured revolving credit facility requires a commitment fee of 1/4 of 1% per annum on all unused amounts and as of July 1, 2000, the Company could have borrowed an additional $20 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or a eurodollar rate plus 1 1/4%. At July 1, 2000, the prime borrowing interest rate on the revolving credit facility was 9.5% and the eurodollar borrowing rate was 7.76%.

         The credit agreements and indenture contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreement and the indenture pursuant to which the Notes were issued contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of July 1, 2000, the Company was not authorized to pay any dividends or make any capital stock purchases. At July 1, 2000, the Company was in compliance with, or had received waivers for, all covenants under all credit agreements.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2001, June 30, 2001, January 11, 2001 and April 10, 2001, respectively. At July 1, 2000, the Company owed no amount under these letters of credit.

Note 3:

Inventories:

         Inventories at January 1, 2000 and July 1, 2000 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 4:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Note 5:

Segment Information

         The Company manages its businesses through three operating divisions: the Greige Fabrics Division, the Elastic Fabrics Division, and the Chatham Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. The Chatham Division produces upholstery fabrics used in the automotive industry and consumer products used in the home textile industry. Prior to May 1, 2000 and the sale of Chatham's furniture fabric assets, the Chatham Division also produced upholstery for the furniture industry.

Information about the Company's three segments and the items necessary to reconcile this information to the Company's consolidated results are as follows:

                                                                    Six Months Ended
                                                           -----------------------------------
                                                           July 3, 1999          July 1, 2000
                                                           ------------          ------------
        Net sales
        Greige                                              $   55,400            $   55,292
        Chatham                                                 78,681                67,721
        Elastics                                                50,379                45,222
                                                            ----------            ----------
        Total                                               $  184,460            $  168,235
                                                            ==========            ==========

Operating loss before nonrecurring items
        Greige                                              $   (4,402)           $   (5,638)
        Chatham                                                    353                   305
        Elastics                                                 6,356                 3,610
        Corporate                                               (2,347)               (1,808)
                                                            ----------            ----------
        Total                                                      (40)               (3,531)

Nonrecurring items                                               7,000                19,602
Interest expense                                                 6,445                 6,257
Other (income), net                                               (623)                 (360)
                                                            ----------            ----------

Loss before income taxes and extraordinary item             $  (12,862)           $  (29,030)
                                                            ==========            ==========

Operating margin
        Greige                                                    (7.9)                (11.1)
        Chatham                                                    0.4                   0.5
        Elastics                                                  12.6                   8.0
                                                            ----------            ----------
        Total                                                     (0.0)%                (2.4)%
                                                            ==========            ==========

Identifiable assets
        Greige                                              $   74,765            $   67,596
        Chatham                                                 76,812                25,810
        Elastics                                                44,363                43,425
        Corporate                                               11,494                26,487
                                                            ----------            ----------
        Total                                               $  207,434            $  163,318
                                                            ==========            ==========

Depreciation and amortization
        Greige                                              $    4,520            $    4,175
        Chatham                                                  2,541                 1,603
        Elastics                                                 1,261                 1,109
        Corporate                                                  459                   445
                                                            ----------            ----------
        Total                                               $    8,781            $    7,332
                                                            ==========            ==========

Capital expenditures
        Greige                                              $      871            $      247
        Chatham                                                  3,027                   706
        Elastics                                                   992                   312
        Corporate                                                  658                   127
                                                            ----------            ----------
        Total                                               $    5,548            $    1,392
                                                            ==========            ==========

Note 6:

Restructuring Charges

Second Quarter 1999 Restructuring Charges

         In the second quarter of 1999, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, reduced the Company's operating costs, downsized its fabric formation capacity to levels more in line with market demand, and conserved capital for other equipment modernization projects. In conjunction with these efforts, the Company consolidated certain manufacturing capacity, realigned certain management responsibilities and disposed of idle equipment and related inventories. Except for completing certain asset dispositions, these initiatives have been substantially completed. The restructuring initiatives included the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company originally reported a $7,000 charge to earnings in connection with the restructuring initiatives and continues to reserve for the following items in the accompanying balance sheet as of July 1, 2000:

                                                                 January 1, 2000      July 1, 2000
                                                                 ---------------      ------------
         Restructuring items:
                  Severance and related benefit costs                $    446          $    160

         Other nonrecurring asset write-offs:
                  Inventory write-offs                                    973               273
                  Property, plant & equipment write-offs                2,684               963
                  Other asset write-offs                                  389               256
                                                                     --------          --------
                                                                     $  4,492          $  1,652
                                                                     ========          ========

         Included in the $7,000 charge were approximately $1,000 of incremental cash expenditures. During the six months ended July 1, 2000, the Company funded $286 of cash related restructuring items and had net asset disposals of $2,554 related to the restructuring.

Note 7:

Purchase of Common Stock from Merrill Lynch Capital Partners, Inc.

         On March 14, 2000, the Company completed the purchase of 994,387 shares of the Company's Common Stock held by Merrill Lynch Capital Partners, Inc. and its affiliates for a purchase price of $9.00 per share or an aggregate amount of $8,949,483. As a result of this transaction, the stockholder affiliates of Merrill Lynch Capital Partners, Inc. which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of Merrill Lynch Capital Partners, Inc. was funded through the Company's secured revolving credit facility.

Note 8:

Sale of Furniture Fabric Assets of Chatham Division

         On May 1, 2000, the Company completed the sale of the furniture fabric assets of its Chatham Division to Interface, Inc. for a purchase price of $25.6 million in cash. Sales associated with the furniture fabric assets for the four months ended May 1, 2000 amounted to approximately $25.0 million. The sale resulted in a pretax loss of approximately $19.6 million which was reflected as a charge to operations during the second quarter of 2000. The Company used the proceeds from the sale to pay down the outstanding indebtedness under its secured revolving credit facility. In conjunction with completing the sale of its furniture fabric assets, the Company and its lenders also amended the secured revolving credit facility to allow for the disposition of the furniture fabric assets. The amendment also reduced the borrowing limit under the facility to $40 million and revised certain financial covenants.

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

Results of Operations

Three Months Ended July 1, 2000
Compared with Three Months Ended July 3, 1999

Sales

         Sales for the three months ended July 1, 2000, decreased $15.4 million, or 16.9%, from $91.3 million to $75.9 million as compared to the corresponding period of 1999. Sales of the Greige Fabrics Division increased $0.4 million, or 1.6%, while sales for the Elastic Fabrics Division decreased $3.0 million or 12.0%, and sales of the Chatham Division decreased $12.9 million or 32.4% from the prior year. The increase in sales for the Greige Fabrics Division consisted of (1) a $0.6 increase in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility and (2) a $0.2 million decrease in sales of blended or 100% cotton fabrics, resulting from a 3.3% decrease in average selling prices and a 2.4% increase in volume. Market demand for the Company's commodity oriented greige fabrics continues to be very weak, and the growing availability of lower priced Asian fabrics continues to suppress market selling prices. The decrease in sales in the Elastic Fabrics Division consisted of a 13.8% decrease in sales of wide elastics and a 7.8% decrease in sales of narrow elastics. The decline in elastics sales reflects both the reduced demand by customers due to inventory initiatives at retail and certain operational inefficiencies which have disrupted the Elastics Division's on-time delivery performance. The sales decrease for the Chatham Division included a $2.8 million decrease in automotive upholstery sales and a $11.4 million decrease in furniture upholstery sales, while sales of consumer products increased by $1.3 million or approximately 30%. The decline in furniture sales reflects the sale of Chatham's furniture fabric assets on May 1, 2000 while the decline in automotive sales is consistent with the reduction in 2000 model year vehicle placements of Chatham's automotive upholstery fabrics.

Earnings

         The Company reported an operating loss of $21.9 million for the three-month period ended July 1, 2000. Included in the current period's operating loss was a $19.6 million charge associated with the sale of the Company's furniture fabric assets. Included in the prior year's operating loss of $7.8 million was a $7.0 million restructuring charge associated with the Company's decision to discontinue certain manufacturing operations and other initiatives designed to reduce costs. Excluding these two non-recurring items, operating income would have declined $1.5 million for the three month period ended July 1, 2000 as compared to the same period a year ago. The decline in earnings is primarily attributed to the Elastics Division as lower sales coupled with continued operational inefficiencies and quality issues combined to reduce the Elastic Division's operating income by $1.5 million. Additionally, the continued influx of lower priced imported fabrics and excess inventory levels continued to suppress demand and selling prices for domestically produced greige fabrics, and consequently, the Company has not reported any improvement in its Greige Division's earnings. Earnings in the Chatham Division were up marginally in the three month period ended July 1, 2000, but could only partially offset the decline in earnings associated with the Elastics Division.

         Interest expense for the three months ended July 1, 2000 was $3.0 million, as compared to $3.2 million for the corresponding period in 1999. Other income, net, for the three months ended July 1, 2000 was $0.2 million, a decrease of $0.1 million from the same period in 1999.

         As a result of the above mentioned items, the net loss before income taxes and extraordinary item increased $14.0 million for the three months ended July 1, 2000 over the corresponding period in 1999, while the provision for income taxes decreased $5.1 million and resulted in a $15.4 million loss before extraordinary item for the three month period.

         Also included in the three month period ended July 1, 2000 was extraordinary income associated with the Company's purchase of its Notes at market prices below face value. The Company reported a $2.1 million gain on the repurchase of its Notes, net of taxes. After considering the extraordinary item, the Company reported a $13.3 million net loss for the three months ended July 1, 2000 as compared to a $6.4 million net loss for the corresponding period of 1999.

Six Months Ended July 1, 2000
Compared with Six Months Ended July 3, 1999

Sales

         Sales for the six months ended July 1, 2000 decreased $16.3 million, or 8.8%, from $184.5 million to $168.2 million as compared to the corresponding period in 1999. Sales of the Greige Fabrics Division decreased $0.1 million or 0.2%, while sales of the Elastic Fabrics Division decreased $5.2 million or 10.2%, and sales of the Chatham Division decreased $11.0 million or 14.0%. The decrease in sales of the Greige Fabrics Division consisted of (1) a $1.1 million decrease in sales of blended or 100% cotton fabrics, resulting from a 6.7% decrease in average selling prices and a 4.5% increase in volume, and (2) a $1.0 million increase in sales of 100% filament fabrics produced at the Company's Clarkesville, Georgia facility. The decrease in sales in the Elastics Division consisted of a 10.5% decrease in wide elastic sales and a 9.5% decrease in narrow elastic sales. The decline in sales in the Chatham Division included a $4.3 million reduction in automotive upholstery sales associated with the Company's reduced number of placements for the 2000 model year. Sales of furniture upholstery were down $8.2 million due to the divestiture of the furniture fabric assets on May 1, 2000. Sales of consumer products increased $1.5 million or 17% due to strong market demand for Chatham's blanket product offerings.

Earnings

         The Company reported an operating loss of $23.1 million for the six-month period ended July 1, 2000. Excluding the loss on the sale of the furniture fabrics assets on May 1, 2000 and the restructuring charge reported in the first half of 1999, the operating loss in the first half of 2000 has increased $3.5 million as compared to the same period in the prior year. The decrease in profitability is primarily attributable to the Elastic Fabrics Division as lower sales coupled with operational inefficiencies and quality issues have combined to reduce the Elastic Division's operating income by $2.7 million. On-time deliveries and off-quality levels appear to be improving in the third quarter period. The Greige Fabrics Division's earnings decreased by $1.0 million as compared to the same period in 1999 as lower selling prices have continued to depress margins. Despite lower sales levels resulting from the sale of its furniture fabric assets, the Chatham Division's earnings remain relatively unchanged from prior year levels.

         Interest expense for the six months ended July 1, 2000 was $6.3 million, as compared to $6.4 million for the corresponding period in 1999. Other income, net, for the six months ended July 1, 2000, was $0.4 million, down $0.2 million from the corresponding period in 1999.

         As a result of the above mentioned items, the net loss before income taxes and extraordinary item decreased $16.2 million for the six months ended July 1, 2000 over the corresponding period in 1999, while the provision for income taxes decreased $5.9 million and resulted in a $18.0 million loss before extraordinary item for the six month period.

         Also included in the six month period ended July 1, 2000 was extraordinary income associated with the Company's purchase of its Notes at market prices below face value. The Company reported a $7.8 million gain on the repurchase of its Notes, net of taxes. After considering the extraordinary item, the Company reported a $10.2 million net loss for the three months ended July 1, 2000 as compared to a $7.8 million net loss for the corresponding period of 1999.


Financial Condition

         For the six months ended July 1, 2000, the Company used $11.6 million of borrowings under its secured credit facility and $25.6 million from the sale of its furniture fabric assets to fund $13.1 million of negative cash flow from operations, to repurchase $13.2 million of its 9 1/2% Notes, to invest $1.4 million for capital expenditures, and to repurchase $8.9 million of the Company's common stock. Additionally, the Company also reduced its cash position by $0.8 million during the six months ended July 1, 2000 and reduced its payable book overdraft by $1.4 million.

         At July 1, 2000, working capital was approximately $63.0 million as compared to approximately $70.8 million at January 1, 2000. The decrease in working capital includes $24.5 million of working capital related to the sale of the furniture fabric assets on May 1, 2000. Offsetting the reduction in working capital associated with the sale of the furniture fabric assets, the Company reported a $5.2 million increase in receivables, a $7.0 million increase in inventory and a $6.3 million increase in its deferred tax asset. Management is not aware of any present or potential impairments to the Company's liquidity.

         At July 1, 2000, long-term debt of approximately $114.4 million represented 94.8% of total capital, compared to 83.5% at January 1, 2000. The increased leverage reflects the impact from the Company's purchase of common stock for $8.9 million and the net loss reported of $10.2 million during the six months ended July 1, 2000.

         The Company believes that funds from operations during the balance of fiscal 2000 and amounts available under the amended credit agreement (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $2.0 million during the remainder of 2000, in addition to meeting working capital requirements and scheduled debt service payments. The Company also continues to consider various strategic business alternatives in respect of its operations, which are consistent with maximizing shareholder value, improving liquidity and maximizing the Company's tax planning strategies and attributes. In performing such reviews, the Company is considering potential asset divestitures and acquisitions that would better position certain of its businesses to compete long term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreement. The Company's bank credit agreement bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Fleet National Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of July 1, 2000, the Company had $15,783 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of

July 1, 2000, the Company had contracted for 20,556 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.6 million on the fair value of the Company's outstanding futures contracts.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities

         As reported in Note 2 to the Consolidated Financial Statements, the Company's credit agreements and indenture contain various restrictive covenants, and as of July 1, 2000, the Company was not authorized to pay any dividends in respect of its common stock.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the stockholders of the Company on May 9, 2000, the following matters were voted upon:

         A. The stockholders elected the following individuals to the Board of Directors of the Company by a vote of 436,200 shares for (or 73.3%), 154,650 shares against (or 26%), and 4,081 shares not voting (or 0.7%):

                  Joseph L. Gorga                    William R. Davis
                  James A. Ovenden                   Rupinder S. Sidhu
                  Steve F. Warren

         B. The stockholders also elected J. R. Swetenburg as a member of the Board of Directors of the Company by a vote of 439,850 shares for (or 73.9%), 97,000 shares voting for other nominations (or 16.3%), and 58,081 shares not voting (or 9.8%).

         C. The stockholders amended Section 3.08 of Article III of the Bylaws of the Company to require the vote of not less than 75% of the directors then in office to approve matters submitted to the Board of Directors. Votes cast in favor of the amendment to the Bylaws were 493,850 (or 83.0%), 97,000 shares voting against (or 16.3%), and 4,181 shares not voting (or 0.7%).

         D. The stockholders approved two resolutions which (i) directs the Board of Directors of the Company to retire the shares of common stock of the Company redeemed from the affiliates of Merrill Lynch Capital Partners, Inc., and (ii) to reduce the number of authorized shares of common stock of the Company to an appropriate amount, taking into consideration the Company's outstanding obligations with respect to its common stock and the recent redemptions of the Affiliates of Merrill Lynch Capital partners, Inc. Votes cast in favor of the resolutions were 493,850 for (or 83.0%), 97,000 shares voting against (or 16.3%), and 4,181 shares not voting (or 0.7%).

         E. The Stockholders unanimously appointed W. James Raleigh as a Director Emeritus of the Company.

         F. The stockholders did not approve a motion placed before them that would have required that any Company action that dilutes or has the potential to dilute the interest of the stockholders must be presented to the stockholders for a vote, with a two-thirds majority necessary to implement such action, and that such action must be supported by a fairness opinion. Votes cast in favor of the motion were 134,000 (or 22.5%), 441,850 votes against (or 74.3%), and 19,181 shares not voting (or 3.2%).

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  3.1      Amendment to the Bylaws of the Company.

                  4.1 Amendment No. 3 dated May 31, 2000 to Amended and Restated Loan and Security Agreement dated as of May 28, 1999 between CMI Industries, Inc. and BankBoston, N.A., as Agent for the Lenders.

                  10.1 Employment Agreement dated July 7, 2000 between the Company and Joseph L. Gorga.

                  10.2 Employment Agreement dated July 7, 2000 between the Company and James A. Ovenden.

                  27.1     Financial Data Schedule. (for SEC use only)

         b)       Reports on Form 8-K

                  None

                             SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CMI INDUSTRIES, INC.


Date:   August 14, 2000             By /s/ JOSEPH L. GORGA
                                       ----------------------------------------
                                        Joseph L. Gorga
                                        President and Chief Executive Officer


Date:   August 14, 2000             By  /s/ JAMES A OVENDEN
                                       ----------------------------------------
                                        James A. Ovenden
                                        Executive Vice President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit No.                  Description
      -----------                  -----------


         3.1      Amendment to the Bylaws of the Company.

         4.1      Amendment No. 3 dated May 31, 2000 to Amended and Restated
                  Loan and Security Agreement dated as of May 28, 1999 between
                  CMI Industries, Inc. and BankBoston, N.A., as Agent for the
                  Lenders.

         10.1 Employment Agreement dated July 7, 2000 between the Company and Joseph L. Gorga.

         10.2 Employment Agreement dated July 7, 2000 between the company and James A. Ovenden.

         27.1     Financial Data Schedule. (for SEC use only)