Form 10-Q
period 2000-09-03
CMI INDUSTRIES INC
filed 2000-11-16
CIK 911221

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

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                         Commission File Number 33-67854
                                                --------

--------------------------------------------------------------------------------
                              CMI INDUSTRIES, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2000, there were 595,031 shares of $1 Par Value Common Stock outstanding.

================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      (000's omitted except per share data)
                                   (unaudited)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 -------------------------     -------------------------
                                                                  OCT. 2,        SEPT. 30       OCT. 2,        SEPT. 30,
                                                                    1999           2000           1999           2000
                                                                 ----------     ----------     ----------     ----------

Net sales                                                        $   53,100     $   49,568     $  158,880     $  150,083
Cost of sales                                                        51,647         49,829        149,857        147,322
                                                                 ----------     ----------     ----------     ----------
              Gross profit (loss)                                     1,453           (261)         9,023          2,761
Selling, general and administrative expenses                          3,263          3,669         11,090         10,748
Provision for restructuring and other
         nonrecurring asset write-offs (note 7)                          --             --          7,000             --
                                                                 ----------     ----------     ----------     ----------
            Operating loss                                           (1,810)        (3,930)        (9,067)        (7,987)

Other income (expenses):
         Interest expense                                            (3,165)        (2,863)        (9,610)        (9,120)
         Other, net                                                     135             56            622            329
                                                                 ----------     ----------     ----------     ----------
              Total other expenses, net                              (3,030)        (2,807)        (8,988)        (8,791)

                  Loss from continuing operations
                     before income tax provision and
                     extraordinary item                              (4,840)        (6,737)       (18,055)       (16,778)

Income tax provision (benefit)                                       (1,767)        11,018         (7,038)            --
                                                                 ----------     ----------     ----------     ----------
                  Loss from continuing operations
                     before extraordinary item                       (3,073)       (17,755)       (11,017)       (16,778)
Extraordinary gain on repurchase of debt, net of taxes                   --          4,806             --         12,597
                                                                 ----------     ----------     ----------     ----------
                  Loss from continuing operations                    (3,073)       (12,949)       (11,017)        (4,181)

Discontinued operations, net of taxes (note 3):
     Income from discontinued operations                                661          1,634            851          2,247
     Gain (loss) on disposal of discontinued operations                  --          9,031             --        (10,571)
                                                                 ----------     ----------     ----------     ----------

                  Net loss                                       $   (2,412)    $   (2,284)    $  (10,166)    $  (12,505)
                                                                 ==========     ==========     ==========     ==========

Average shares outstanding during period                              1,589            595          1,646            860

Net loss per share                                               $    (1.52)    $    (3.83)    $    (6.18)    $   (14.54)

Depreciation and amortization included in the
   above costs and expenses:                                     $    4,315     $    2,885     $   13,096     $   10,217


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     January 1, 2000 and September 30, 2000
                                 (000's omitted)

                                                                      JANUARY 1,   SEPTEMBER 30,
                                                                         2000           2000
                                                                      ----------   -------------
                                                                                    (unaudited)
ASSETS

     Current assets:
         Cash and cash equivalents                                    $    2,263     $      690

         Receivables, less allowance for doubtful
             accounts of $700 and $725, respectively                      29,762         31,299

         Inventories: (note 3)
             Raw materials                                                 3,845          3,891
             Work-in-process                                              10,789         11,760
             Finished goods                                                6,427          7,737
             Supplies                                                      2,173          2,290
                                                                      ----------     ----------
                                                                          23,234         25,678

         Net assets of discontinued operations held for sale              57,440         26,066
         Deferred income taxes                                             3,434          3,434
         Other current assets                                              1,160          1,281
                                                                      ----------     ----------

             Total current assets                                        117,293         88,448

     Property, plant and equipment: (note 4)
         Land and land improvements                                        1,973          1,937
         Buildings and leasehold improvements                             34,612         34,462
         Machinery and equipment                                         166,151        163,928
         Construction in progress                                          1,000            365
                                                                      ----------     ----------
                                                                         203,736        200,692
         Less accumulated depreciation and amortization                 (145,162)      (149,335)
                                                                      ----------     ----------
                                                                          58,574         51,357

     Other assets:
         Cash value of life insurance, intangibles,
             deferred charges, and other assets                           10,200          9,963
                                                                      ----------     ----------
                                                                      $  186,067     $  149,768
                                                                      ==========     ==========

                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     January 1, 2000 and September 30, 2000
                                (000's omitted)

                                                                                     JANUARY 1,    SEPTEMBER 30,
                                                                                        2000           2000
                                                                                     ----------    -------------
                                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Payable - book overdraft                                                    $    8,200     $    7,180
         Accounts payable                                                                 8,244          8,729
         Accrued expenses, including restructuring charges                                6,736          8,607
                                                                                     ----------     ----------
         Total current liabilities                                                       23,180         24,516

     Long-term debt (note 2)                                                            128,814        113,287
     Other liabilities                                                                    8,598          7,941

     Stockholders' equity:
         Common stock of $1 par value per share; 2,100,000 shares
            authorized, 1,589,318 shares issued and outstanding at
            January 1, 2000; and 820,000 authorized, 595,031 shares
            issued and outstanding at September 30, 2000                                  1,589            595
         Paid-in capital                                                                  8,814            862
         Retained earnings (note 2)                                                      15,072          2,567
                                                                                     ----------     ----------

            Total stockholders' equity                                                   25,475          4,024
                                                                                     ----------     ----------

                                                                                     $  186,067     $  149,768
                                                                                     ==========     ==========

                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
        For the Nine Months Ended October 2, 1999 and September 30, 2000
                                 (000's Omitted)

                                                                      OCTOBER 2,    SEPTEMBER 30,
                                                                         1999           2000
                                                                      ----------    -------------
                                                                      (unaudited)    (unaudited)

Cash flows from operating activities:
      Net loss                                                        $  (10,166)    $  (12,505)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
          Depreciation and amortization                                   13,096         10,217
          Gain on purchase of Senior Subordinated Notes                       --        (12,597)
          Loss on disposal of discontinued operations                         --         10,571
          Nonrecurring asset write-off                                     6,000             --
          Changes in assets and liabilities:
               Receivables                                                (3,716)        (5,682)
               Inventories                                                (3,351)        (3,832)
               Other current assets                                        3,308         (1,696)
               Other assets                                                 (843)          (387)
               Accounts payable                                            7,541          2,416
               Accrued expenses                                           (1,608)         2,162
               Deferred income taxes                                      (6,595)            --
               Other liabilities                                             (80)        (1,120)
                                                                      ----------     ----------
          Net cash provided by (used in) operating activities              3,586        (12,453)
                                                                      ----------     ----------

Cash flows from investing activities:
      Capital expenditures, net                                           (8,178)        (2,098)
      Proceeds from sale of furniture fabric assets                           --         25,630
                                                                      ----------     ----------
          Net cash provided by (used in) investing activities             (8,178)        23,532
                                                                      ----------     ----------

Cash flows from financing activities:
      Net borrowings on revolving credit facilities                        9,042         10,503
      Purchase of Senior Subordinated Notes                                   --        (13,189)
      Purchase of common stock                                            (2,650)        (8,946)
      Net change in payable-book overdraft                                (4,647)        (1,020)
                                                                      ----------     ----------
          Net cash used in financing activities                            1,745        (12,652)
                                                                      ----------     ----------

          Net decrease in cash                                            (2,847)        (1,573)

Cash and cash equivalents at beginning of year                             3,911          2,263
                                                                      ----------     ----------

Cash and cash equivalents at end of period                            $    1,064     $      690
                                                                      ==========     ==========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                    $   12,281     $    7,072
                                                                      ==========     ==========

                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Cash Flows for the nine months ended October 2, 1999 and September 30, 2000, and the Consolidated Statements of Operations for the three months and nine months then ended. All dollar amounts contained in the financial statements and accompanying notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of January 1, 2000 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

Management Plans

         The Company reported a loss from continuing operations of $16,778 for the nine months ended September 30, 2000, and a loss of $8,324 relating to the Chatham Division which was discontinued in 2000. This compares to a loss from continuing operations of $6,733 for the nine months ended October 2, 1999 and income from the Chatham Division of $851. In 2000, the Company concluded that it would divest the Chatham Division because of its inability to commit the required capital to this business segment. Additionally, the Company continues to assess other strategic alternatives which are consistent with maximizing shareholder value, improving liquidity and maximizing its tax planning opportunities and attributes. In the second quarter of 1999, the Company implemented a plan to restructure certain of its operations in an effort to downsize its productive capacity to levels more in line with market demand. In conjunction with these efforts, the Company consolidated certain manufacturing capacity, realigned certain management responsibilities and disposed of idle equipment and related inventories which together resulted in a $7,000 charge to operations. Although these initiatives contributed to the improved profitability of the Chatham Division in 2000, the Company's Greige Division continues to be negatively affected by the growing availability of lower priced Asian fabrics which have suppressed market selling prices and reduced demand for domestically produced greige fabrics. The Company has reported an operating loss of $11,173 for the Greige Division through the nine months ended September 30, 2000 as compared to an operating loss of $8,330 for the same period in 1999. Consequently, the Company is currently evaluating various alternatives to improve the operating performance of the Greige Division and realign its operations in an effort to improve operating margins going forward. The Company expects these efforts to include further capacity consolidation initiatives and cost reduction programs in order to allow the Greige Division to compete cost effectively in the current market environment. The consolidation plan and cost reduction programs for the Greige Division have not been completed, however, the Company expects to report additional restructuring charges related to this effort in the fourth quarter which cannot currently be estimated.

         Due to the continued losses from continuing operations in 2000 and the loss from divesting the Chatham Division, the Company has established a $4,692 valuation allowance during the third quarter of 2000 to offset any potential 2000 estimated net tax benefits associated with the net losses generated in 2000. The Company will continue to report a valuation allowance for any potential 2000 estimated net tax benefits associated with any ongoing losses from continuing operations or gains on the repurchase of debt until such time that it determines its operations have returned to profitability. The Company continues to believe that it will realize the benefits associated with the deferred tax assets reported prior to 2000 and consequently, has not reported a valuation allowance related to the $3,434 balance at January 1, 2000.

         The Company believes that the initiatives discussed above will eventually result in improved profitability and a capital structure more in line with the return capabilities of the Company; however, such plans require management to make estimates and assumptions regarding future operations. Actual results could differ from those estimates.

Note 2:

Long-Term Debt:

         In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually. The Notes are redeemable at the option of the Company at a redemption price of 100.0% (expressed as a percentage of the principal amount), plus accrued interest, if redeemed after October 1, 2000.

         During the nine months ended September 30, 2000, the Company has purchased $26,165 (face value) of these notes in the open market at prices lower than face value. After a reduction of $380 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $12,597, net of income taxes. The recorded balance of $98,602 at September 30, 2000, is presented net of $233 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the remaining outstanding Notes was approximately $35,000 at September 30, 2000. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which was completed during 1997, and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility by another two years to March 2002. Following the sale of both the furniture fabric assets on May 1, 2000, and the automotive assets on October 27, 2000, the Company and its lenders amended the facility to allow for the disposition of those assets, reduce the borrowing limit under the facility and waive or amend certain financial covenants. Currently, the secured revolving credit facility has been reduced to a borrowing limit of $28 million and all financial covenants have been waived through the third quarter of 2000. The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles.

Long-term debt as of January 1, 2000 and September 30, 2000 consisted of:

                                                         January 1, 2000    September 30, 2000
                                                         ---------------    ------------------

         Borrowings under credit agreements:
                  Secured revolving credit facility         $    4,182          $   14,685
                  Senior subordinated notes, net               124,632              98,602
                                                            ----------          ----------
                                                               128,814             113,287
         Less current portion                                       --                  --
                                                            ----------          ----------
         Long-term debt                                     $  128,814          $  113,287
                                                            ==========          ==========

         The amended secured revolving credit facility requires a commitment fee of 1/2 of 1% per annum on all unused amounts and as of September 30, 2000, the Company could have borrowed an additional $21 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or a eurodollar rate plus 1 3/4%. At September 30, 2000, the prime borrowing interest rate on the revolving credit facility was 9.75% and the eurodollar borrowing rate was 8.37%.

         The credit agreement and indenture pursuant to which the Notes were issued contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreement and the indenture contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of September 30, 2000, the Company was not authorized to pay any dividends or make any capital stock purchases. At September 30, 2000, the Company was in compliance with, or had received waivers for, all covenants under the credit agreement.

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2001, June 30, 2001, January 11, 2001 and April 10, 2001, respectively. At September 30, 2000, the Company owed no amount under these letters of credit.

Note 3:

Discontinued Operations:

         During 2000, the Company has substantially completed the sale of a majority of the assets of its Chatham Division. On May 1, 2000, the Company completed the sale of the furniture assets of the Chatham Division to Interface Fabrics Group, Inc. for a purchase price of $25.6 million in cash. On October 27, 2000, the Company completed the sale of the automotive assets of the Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a purchase price of $19.0 million in cash. Proceeds from the sale of the furniture assets and automotive assets have been used to pay down outstanding obligations under the secured revolving credit facility. Also in October 2000, the Company signed a non-binding letter of intent to sell the consumer products assets of its Chatham Division to WestPoint Stevens, Inc. and the Company expects to complete this sale in the fourth quarter of 2000.

         The entire Chatham Division is considered one segment under APB Opinion No. 30: "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with APB Opinion No. 30, the measurement date for the sale of the Chatham Division is October 27, 2000. As the measurement date is prior to the release of the September 30, 2000 financial statements, the Company has reported the results of the operations of the Chatham Division and the loss on disposal as discontinued operations during the nine months ended September 30, 2000. The results of operations for all periods presented have been restated for the discontinued operations. Net assets associated with the Chatham Division have been segregated on the balance sheet and reflect the remaining net realizable value of the net assets held for sale as of September 30, 2000 as follows:

                                                                                                    September 30, 2000
                                                                                                    ------------------
Net assets of discontinued operations:
     Current assets                                                                                       $ 23,759
     Property, plant and equipment                                                                           3,439
     Other assets                                                                                              167
     Liabilities                                                                                           (10,245)
                                                                                                          --------
                                                                                                          $ 17,120
     Net proceeds anticipated from sale of Chatham Division in excess of remaining net book value            8,946
                                                                                                          --------
     Net assets of discontinued operations held for sale                                                  $ 26,066
                                                                                                          ========

Summary operating results for Chatham Division are as follows for the nine months ended:

                                                                 October 2, 1999      September 30, 2000
                                                                 ---------------      ------------------
     Revenues                                                       $ 121,641              $ 91,552
     Costs and expenses                                               120,247                89,305
                                                                    ---------              --------
         Income from discontinued operations before taxes               1,394                 2,247
     Income tax expense                                                   543                    --
                                                                    ---------              --------
         Income from discontinued operations                        $     851              $  2,247
                                                                    =========              ========

         For the nine months ended September 30, 2000, the pre-tax loss on the disposal of the Chatham Division was $8,324, which includes a $10,571 loss on the sale of the Chatham Division and income from discontinued operations in 2000 of $2,247.

Note 4:

Inventories:

         Inventories at January 1, 2000 and September 30, 2000 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 5:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Note 6:

Segment Information

         The Company manages its continuing operations through two operating divisions: the Greige Fabrics Division and the Elastic Fabrics Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. Information about the Company's two segments and the items necessary to reconcile this information to the Company's consolidated results from continuing operations are as follows:

                                                                             Nine Months Ended
                                                                   -------------------------------------
                                                                   OCTOBER 2, 1999    SEPTEMBER 30, 2000
                                                                   ---------------    ------------------

Net sales
        Greige                                                        $   83,380          $   81,704
        Elastics                                                          75,500              68,379
                                                                      ----------          ----------
        Total                                                         $  158,880          $  150,083
                                                                      ==========          ==========

Operating income (loss) before nonrecurring items
        Greige                                                        $   (8,330)         $  (11,173)
        Elastics                                                           9,195               6,235
        Corporate                                                         (2,932)             (3,049)
                                                                      ----------          ----------
        Total                                                             (2,067)             (7,987)

Nonrecurring items                                                         7,000                  --
Interest expense                                                           9,610               9,120
Other expense (income), net                                                 (622)               (329)
                                                                      ----------          ----------

Loss from continuing operations before income taxes
        and extraordinary item                                        $  (18,055)         $  (16,778)
                                                                      ==========          ==========

Operating margin:
        Greige                                                             (10.0)              (13.7)
        Elastics                                                            12.2                 9.1
                                                                      ----------          ----------
        Total                                                               (1.3)%              (5.3)%
                                                                      ==========          ==========

Identifiable assets:
     Greige                                                           $   69,527          $   63,130
     Elastics                                                             46,920              40,592
     Corporate                                                            19,338              19,980
                                                                      ----------          ----------
     Total assets of continuing operations                            $  135,785          $  123,702
                                                                      ==========          ==========

                                                                                     Nine Months Ended
                                                                            -----------------------------------
                                                                            OCTOBER 2, 1999  SEPTEMBER 30, 2000
                                                                            ---------------  ------------------
Depreciation and amortization:
     Greige                                                                     $  6,799          $  6,114
     Elastics                                                                      1,828             1,654
     Corporate                                                                       670               638
                                                                                --------          --------
     Total depreciation and amortization of continuing operations               $  9,297          $  8,406
                                                                                ========          ========

Note 7:

Restructuring Charges

Second Quarter 1999 Restructuring Charges

         In the second quarter of 1999, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, reduced the Company's operating costs, downsized its fabric formation capacity to levels more in line with market demand, and conserved capital for other equipment modernization projects. In conjunction with these efforts, the Company consolidated certain manufacturing capacity, realigned certain management responsibilities and disposed of idle equipment and related inventories. Except for completing certain asset dispositions, these initiatives have been substantially completed. The restructuring initiatives included the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company originally reported a $7,000 charge to earnings in connection with the restructuring initiatives and continues to reserve for the following items in the accompanying balance sheet as of September 30, 2000:

                                                              January 1, 2000  September 30, 2000
                                                              ---------------  ------------------
         Restructuring items:
                  Severance and related benefit costs             $    446          $    148

         Other nonrecurring asset write-offs:
                  Inventory write-offs                                 973               233
                  Property, plant & equipment write-offs             2,684               824
                  Other asset write-offs                               389               208
                                                                  --------          --------
                                                                  $  4,492          $  1,413
                                                                  ========          ========

         Included in the $7,000 charge were approximately $1,000 of incremental cash expenditures. During the nine months ended September 30, 2000, the Company funded $298 of cash related restructuring items and had net asset disposals of $2,781 related to the restructuring.

Note 8:

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

Results of Operations

Three Months Ended September 30, 2000
Compared with Three Months Ended October 2, 1999

Sales

         Sales from continuing operations for the three months ended September 30, 2000 were $49,568, a decrease of $3,532 or 6.7% from the corresponding period of 1999. Sales of the Greige Fabrics Division decreased $1,567, or 5.6%. Sales of the Elastics Division decreased $1,965 or 7.8%.

         The decrease in sales of the Greige Fabrics Division may be attributed to unfavorable market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 2.0% while volume was down 4.3%. The continued decline in sales is primarily attributable to increased imports of lower- priced Asian fabrics and a general slowdown at retail for many of the Company's large vertical home furnishing customers, which together has reduced the demand for domestically-produced printcloth greige fabrics and negatively affected market selling prices. The Company expects average selling prices for printcloth fabrics to continue to be affected by lower priced imported fabrics and reduced demand from certain key home furnishing customers. The Company anticipates these factors to continue to negatively impact the performance of the Greige Fabrics Division in the fourth quarter of 2000 and in 2001.

         The decrease in sales of the Elastics Division may also be attributed to a general slowdown at retail for many of the Company's intimate apparel customers. Inventory destocking initiatives at many national retailers have curtailed demand for both the Company's narrow and wide elastic fabric products. Sales of narrow elastic fabrics were down $702 or 9.8% from the prior year period while sales of wide elastic fabrics have declined $1,263 or 7.0%.

Earnings

         The operating loss from continuing operations for the three month period ended September 30, 2000 increased by $2,120 from an operating loss of $1,810 in the corresponding period of 1999 to an operating loss of $3,930 in the current period. The decrease in profitability is primarily attributable to the Greige Fabrics Division as the influx of lower-priced imported fabrics and reduced demand continue to suppress market selling prices for domestically-produced greige fabrics. Additionally, raw material prices for cotton and polyester have also been less favorable in 2000, which together with the decline in volume and selling prices, has resulted in significantly reduced margins in 2000. As a result, the operating loss for the Greige Fabrics Division has increased $1,895 in the third quarter of 2000. Operating margins in the Elastics Division have remained relatively unchanged during the third quarter but overall profitability has declined relative to the decline in sales.

         Interest expense for the three months ended September 30, 2000 was $2,863 as compared to $3,165 for the corresponding period of 1999. The decline in interest expense reflects the Company's reduced debt balances since the sale of the Chatham Division's furniture assets on May 1, 2000.

         Other income, net, for the three months ended September 30, 2000 was $56, a decrease of $79 from the same period in 1999.

         As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item increased $1,897 for the three months ended September 30, 2000 over the corresponding period in 1999.

         Due to the continued operating losses in 2000 and the net loss associated with divesting the Chatham Division, the Company has established a valuation allowance during the third quarter of 2000 to offset any potential estimated tax benefits associated with the year-to-date net loss generated in 2000. Consequently, the Company has reported an income tax provision of $11,018 for the three months ended September 30, 2000, and reported the extraordinary item and results from discontinued operations net of a valuation allowance for the expected tax benefits associated with each of these items.

         Included in the three months ended September 30, 2000, is extraordinary income of $4,806 associated with the Company's purchase of its Notes at market prices below face value. Included in this amount is the establishment of a valuation allowance for the previously recorded net tax provision associated with the year-to-date extraordinary gain on repurchase of debt.

         Results for discontinued operations for the three months ended September 30, 2000 include income from the Chatham Division of $1,634 and the net gain of $9,031 associated with completing disposition of the Chatham Division in the fourth quarter of 2000. (See Note 3 to consolidated financial statements.)

Nine Months Ended September 30, 2000
Compared with Nine Months Ended October 2, 1999

Sales

         Sales for the nine months ended September 30, 2000 were $150,083, a decrease of $8,797 million or 5.5%, from the corresponding period of 1999. Sales of the Greige Fabrics Division decreased $1,676 or 2.0%, while sales of the Elastics Division decreased $7,121 or 9.4%.

         The decrease in sales of the Greige Fabrics Division may be attributed to the poor market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices for these fabrics during the period decreased 4.9% while volume has increased 1.3%. The decline in greige sales in the first nine months of 2000 primarily reflects the increased competition associated with lower priced imports from Asia. The decrease in sales of the Elastics Division may be attributed to the general weakness at retail for many of the Company's intimate apparel customers, and from certain delivery issues earlier in the year associated with operating inefficiencies and off-quality production at the Company's Greensboro facility. Sales of narrow elastic fabrics for the nine months ended September 30, 2000 were down $1,964 or 9.6% from the prior year period while sales of wide elastic fabrics were down $5,160 or 9.4%.

Earnings

         The Company reported an operating loss from continuing operations of $7,987 for the nine-month period ended September 30, 2000. Excluding a $7,000 restructuring charge reported in the first nine months of 1999, the operating loss from continuing operations in the first nine months of 2000 has increased $5,920 as compared to the same period in the prior year. The decrease in profitability may be attributed to the Elastic Fabrics Division as lower sales coupled with operational inefficiencies and quality issues in the first half of 2000 have combined to reduce the Elastic Division's operating income by $2,960. On-time deliveries and off-quality levels returned to more historical levels in the third quarter period. The Greige Fabrics Division's earnings decreased by $2,843 as compared to the same period in 1999 as lower selling prices and higher raw material costs have continued to depress margins. Given current market conditions at retail and the general factors impacting the overall textile industry, the Company anticipates that profitability at both the Elastics Division and Greige Division will continue to be depressed in the fourth quarter of 2000 and 2001.

         Interest expense for the nine months ended September 30, 2000 was $9,120 and declined $490 as compared to the corresponding period in 1999. Other income, net, for the nine months ended September 30, 2000 was $329, a decrease of $293 over the corresponding period in 1999.

         As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item decreased $1,277 for the nine months ended September 30, 2000 over the corresponding period in 1999, and the provision for income taxes was reduced to zero in connection with the Company's decision to report a valuation allowance for the estimated tax benefits associated with any year-to-date net losses reported in 2000. As a result, the Company has reported a $16,778 loss from continuing operations before extraordinary item for the nine month period ended September 30, 2000.

         Also included in the nine month period ended September 30, 2000 was extraordinary income of $12,597 associated with the Company's purchase of its Notes at market prices below face value. The Company reported a $12,505 net loss for the nine months ended September 30, 2000 as compared to a $10,166 net loss for the corresponding period of 1999.

Financial Condition

         For the nine months ended September 30, 2000, the Company used $10,503 of borrowings under its secured credit facility and $25,630 from the sale of its furniture fabric assets to fund $12,453 of negative cash flow from operations, to repurchase $13,189 of its 9 1/2% Notes, to invest $2,098 for capital expenditures, and to repurchase $8,946 of the Company's common stock. Additionally, the Company also reduced its cash position by $1,573 during the nine months ended September 30, 2000 and reduced its payable book overdraft by $1,020.

         Excluding net assets associated with discontinued operations, working capital at September 30, 2000, was approximately $37,866 as compared to approximately $36,673 at January 1, 2000. The Company's net assets of discontinued operations held for sale have declined from $57,440 at January 1, 2000 to $26,066 at September 30, 2000. The Company anticipates to collect the balance of the proceeds for these net assets of discontinued operations in the fourth quarter of 2000. (See Note 3 to consolidated financial statements.) Management is not aware of any present or potential impairments to the Company's short-term liquidity. However, if general market conditions do not improve for the textile industry, the Company may not be able to meet its long-term obligations related to the 9 1/2% Senior Subordinated notes due October 1, 2003.

         At September 30, 2000, long-term debt of approximately $113,287 represented 96.7% of total capital, compared to 83.5% at January 1, 2000. The increased leverage reflects the impact from the Company's purchase of common stock for $8.9 million and the net loss reported of $12,505 during the nine months ended September 30, 2000.

         The Company believes that the expected proceeds from sale of the Chatham Division, funds from operations during the balance of fiscal 2000 and amounts available under the amended credit agreement (see note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $1.0 million during the remainder of 2000, in addition to meeting working capital requirements and scheduled debt service payments. The Company also continues to consider various strategic business alternatives in respect of its operations and financing alternatives in respect to its capital structure, which are consistent with maximizing shareholder value, improving liquidity and maximizing the Company's tax planning strategies and attributes. In performing such reviews, the Company is considering additional asset divestitures and acquisitions that would better position certain of its businesses to compete long term and enable the Company to better meet its long-term obligations under the 9 1/2% Senior Subordinated Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreement. The Company's bank credit agreement bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Fleet National Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of September 30, 2000, the Company had $14,685 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of September 30, 2000, the Company had contracted for 14,600 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $438 on the fair value of the Company's outstanding futures contracts.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         None Reportable

Item 2.  Changes in Securities

         As reported in Note 2 to the Consolidated Financial Statements, the Company's credit agreement and indenture contain various restrictive covenants, and as of September 30, 2000, the Company was not authorized to pay any dividends in respect of its common stock.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         4.1      Amendment No. 4 dated October 26, 2000 to Amended and Restated
                  Loan and Security Agreement dated as of May 28, 1999 between
                  CMI Industries, Inc. and BankBoston, N.A., as Agent for the
                  Lenders.

         27.1     Financial Data Schedule. (for SEC use only)

         b)       Reports on Form 8-K

                  Form 8-K filed on October 31, 2000 to announce the purchase of substantially all the assets of the Company's Chatham automotive textile assets located in Elkin, NC by Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile Ltd. of Borgstena, Sweden.

                             SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CMI INDUSTRIES, INC.


Date: November 15, 2000   By /s/ JOSEPH L. GORGA
                            ----------------------------------------------------
                            Joseph L. Gorga
                            President and Chief Executive Officer


Date: November 15, 2000   By /s/ JAMES A OVENDEN
                            ----------------------------------------------------
                            James A. Ovenden
                            Executive Vice President and Chief Financial Officer