Form 10-K405
period 2000-12-30
CMI INDUSTRIES INC
filed 2001-04-03
CIK 911221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from           to
                                              ---------    ---------

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
                              --------------------
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

CMI Industries, Inc. is filing this report voluntarily in order to comply with the requirements of the terms of its 9 1/2% Senior Subordinated Notes due 2003 and the indenture dated October 28, 1993 pursuant to which the Notes were issued.

                       -----------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (See note immediately above.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       -----------------------------------
No shares of the voting securities of the Registrant are held by nonaffiliates.

As of March 15, 2001, there were 595,031 shares of $1 Par Value Common Stock outstanding.
================================================================================

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         CMI Industries, Inc. ("CMI" or the "Company") and its subsidiaries manufacture textile products that serve a variety of markets, including the home furnishings, woven apparel, elasticized knit apparel and industrial/medical markets. Headquartered in Columbia, South Carolina, the Company operates manufacturing facilities in Clarkesville, Georgia, Clinton, South Carolina, Greensboro, North Carolina and Stuart, Virginia. The Company had net sales from continuing operations of $194.7 million in 2000.

         The Company was formed in 1986 at the direction of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML & Co."), together with certain members of present or former management for the purpose of acquiring Clinton Mills, Inc., a South Carolina corporation, a predecessor in interest to the Greige Fabrics Division. Affiliates of ML Capital Partners who acquired shares of the Company's common stock (the "Common Stock") in 1986 and thereafter, sold all of the shares of Common Stock owned by them back to the Company on March 14, 2000. The Company is currently 100% owned and controlled by current or former members of management or their affiliates. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

CURRENT YEAR DEVELOPMENTS

         During the year ended December 30, 2000, the Company substantially completed the sale of all of the operating assets of its Chatham Division, completing its exit from the furniture upholstery, automotive upholstery and consumer products businesses which allows the Company to focus on its greige and elastics businesses.

         Also in 2000, the Company approved a plan to further reduce its capacity for greige fabrics. Comensurate with that reduction, the Company announced the permanent closure of its facilities in Geneva, Alabama, and the Bailey Plant in Clinton, South Carolina. The Company expects that by reducing its productive capacity of greige fabrics to levels more consistent with market demand, and by consolidating its most productive technology, it will allow its remaining greige business to compete more cost effectively in the current market environment.

         With these changes, the Company's associate complement has been reduced from approximately 3,700 at the beginning of 2000 to approximately 2,100 at December 30, 2000. Additionally, the Company has been able to utilize the proceeds generated from these initiatives to reduce its long term debt from $128.8 million at January 1, 2000 to $79.1 million at December 30,

2000, and is now in a better position to improve the performance of its remaining greige and elastics businesses.

SALES SUMMARY

         The following table presents, for the last three fiscal years, the dollar sales and the percentages of the Company's sales contributed by each division.

                                                                 SALES BY DIVISION
                                     -------------------------------------------------------------------------
                                                               (Dollars in thousands)
                                           1998                         1999                       2000
                                     ----------------            -----------------           -----------------
     Greige Fabrics Division         $147,066      61%           $111,978       53%          $109,557       56%
     Elastic Fabrics Division          95,435      39%             99,042       47%            85,155       44%
                                     --------     ---            --------      ---           --------      ---
         Total                       $242,501     100%           $211,020      100%          $194,712      100%
                                     ========     ===            ========      ===           ========      ===

BUSINESS SEGMENTS

         The Company currently operates in two reportable business segments (each of which constitutes a separate and distinct division)--Greige Fabrics and Elastic Fabrics. The following discussion provides general information as it relates to each division:

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

                  Spinning. The division either spins or purchases the yarn it uses to produce woven fabrics. Two types of spinning equipment have historically been used: air-jet spinning equipment, which combines spinning and winding into one process, and traditional ring spinning equipment. After completing the closing of the Bailey Plant in Clinton, South Carolina in April 2001, 100% of the Division's spinning capacity will be air jet spinning.

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

         The division currently operates four manufacturing plants located in Clinton, South Carolina and Clarkesville, Georgia. Three of the division's four plants are currently operating on a 24-hour, five-day a week schedule. The Bailey Plant, located in Clinton, South Carolina, is operating a curtailed schedule as it is relocating production and equipment to the Vance Complex in preparation for being permanently shutdown in April 2001. CMI tailors its operating schedules to meet market demand, and it has the ability to adjust these operating schedules as appropriate.

         All of the division's plants are equipped with projectile and air-jet shuttleless machines and supporting equipment including carding, spinning and yarn preparation equipment. The division plans to make further capital expenditures of $1.0 million during fiscal 2001. These expenditures will include replacement and updating of existing equipment and expenditures to consolidate capacity to the Vance Complex in Clinton, South Carolina. Capital expenditures and consolidation projects have been designed to expand production capabilities, reduce production costs and increase quality. See "Item 2. Properties."

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

                  Finishing and Dyeing. Various dyeing and finishing technologies are utilized which allow the division to dye and finish its fabrics on-site to achieve consistent specifications and color matching for its products. The processes used depend upon the type and style of fabrics being produced. The division scours and dyes most of its fabric in either pressurized or non-pressurized dyeing vessels. Fabrics of regular warp construction are normally steamed in preparation for other finishing processes. Fabrics are sent through finishing frames that stretch and set the fabric at a desired width. Computerized color matching equipment enables the division to meet the stringent requirements of the markets it serves. For certain fabrics and shades, the division uses dyed yarn for both knitting and weaving.

         The division manufactures its wide elasticized knit fabrics at a plant located in Greensboro, North Carolina, which operates on a 24-hour, five or six-day a week schedule. The division manufactures narrow elasticized woven fabrics in Stuart, Virginia, which operates on a 24-hour, five day a week schedule. See "Item 2. Properties."

         Marketing and Sales. The Elastic Fabrics Division sells its elasticized fabrics through the Company's New York sales office, and marketing professionals located in Greensboro, North Carolina, Stuart, Virginia, Atlanta and Los Angeles. One of the division's customers accounts for 17% of the Company sales. No other customer accounts for more than 10% of the Company's sales. These fabrics are manufactured to order and are typically not seasonal.

RAW MATERIALS

         The principal raw materials the Company uses are cotton and man-made fibers and yarns. In 2000, raw materials accounted for approximately 45% of cost of sales. The Company primarily only uses two types of fibers, cotton and polyester as well as many types of yarns including Lycra(R), a spandex elastomeric yarn produced by DuPont (E.I.) de Nemours & Company, in the manufacture of its textile products. The Company believes that availability and future price levels for fibers and yarns will depend primarily upon supply and demand conditions, crop conditions, general inflation, government agricultural programs and prices of petroleum-based raw materials.

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

         The principal man-made fibers and yarns purchased by the Company are polyester and nylon. The Company maintains a limited supply of man-made fibers and yarns in inventory. The Company currently purchases polyester fiber for its Greige Fabrics Division from two suppliers, although other suppliers are available. The Company also purchases yarns of texturized filament polyester primarily from a limited number of suppliers for use in its woven and knit fabrics, although other suppliers are available. Currently, most of the elastomeric yarn used in the production of elasticized fabrics is Lycra(R).

PATENTS AND TRADEMARKS

         The Company has registered stylized "Clinton" and "EFA" as trademarks. The Company does not own or use any other patents, licenses or trademarks that are currently material in the conduct of its business.

BACKLOG

         At December 30, 2000, the Company had aggregate unfilled orders of $42.5 million, as compared to $62 million at January 1, 2000. As of December 30, 2000, the Greige Fabrics Division had approximately $31.5 million of unfilled customer orders for woven fabrics, as compared to $50 million at January 1, 2000. The decrease in the Greige Fabrics Division's order backlog from 1999 to 2000 is indicative of the depressed market conditions for greige fabrics. At December 30, 2000, the Elastic Fabrics Division had unfilled orders totaling $11.0 million, as compared to $12 million at January 1, 2000. The reduced level of the Elastic Fabrics Division's backlog may be attributed to the general slowdown at retail in the last half of 2000 and a reduction in fabric requirements by many of the Elastic Division's customers. The Company expects to fill all of these orders in 2001. These backlogs consist of orders that are not generally subject to cancellation prior to shipment, although the

Company has in the past accommodated customer requests for order deferments due to unusual circumstances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

         The domestic textile industry has been fundamentally and significantly affected by competition from abroad. The level of import protection for domestic producers of textiles has been and will continue to be subject to domestic political and foreign policy considerations. Under the import tariff and quota framework developed under the Arrangement Regarding International Trade in Textiles, commonly known as the Multifiber Arrangement (the "MFA"), most significant exporters of fabrics were subject to annual quotas. However, the MFA expired on December 31, 1994, and was replaced by The Uruguay Round Agreement (the "Uruguay Agreement") on textiles and clothing which contains a schedule for the gradual phase-out of quotas established pursuant to the MFA over a ten year transition period. After the transition period, textile and clothing trade will be fully integrated into the World Trade Organization and subject to the same restrictions as other sectors. The Uruguay Agreement contains a provision for reducing tariffs on textiles and clothing products imposed by the United States by approximately 12% overall, with the reductions phased in over a ten year period. The reduction in the import protection accorded domestic fabric and apparel manufacturers has adversely affected the domestic textile industry.

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

EMPLOYEES

         On December 30, 2000 the Company had 2,096 employees, none of whom were covered by a collective bargaining agreement. Of these employees, 1,821 were employed as hourly associates while 275 were employed as salaried associates. All of the Company's employees are full-time. The Company believes that its employee relations are good.

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

ITEM 2. PROPERTIES

         The following table sets forth certain information relating to the Company's principal facilities as of December 30, 2000. All of these facilities are owned by the Company, except for the New York City sales office and the Columbia, South Carolina executive office. The Company's New York sales office is leased for a term expiring in 2005. The Columbia executive office is leased for a term expiring in 2001. The Company believes all of its facilities are in good repair and are in suitable condition for the purposes for which they are used.


          LOCATION                            SQ. FOOTAGE                           USE
          --------                            -----------                           ---
     GREIGE FABRICS DIVISION

       Vance No. 1..............................263,000       Manufacturing (191,000 sq. ft.)
       Clinton, SC                                            Warehouse and Office (72,000 sq. ft.)

       Vance No. 2..............................544,900       Manufacturing (303,900 sq. ft.)
       Clinton, SC                                            Warehouse and Office (241,000 sq. ft.)

       Bailey...................................277,200       Manufacturing (224,100 sq. ft.)
       Clinton, SC                                            Warehouse  and Office (53,100 sq. ft.)

       Office-Clinton, SC........................37,700       Office

       Clarkesville, GA.........................268,800       Manufacturing (170,100 sq. ft.)
                                                              Warehouse and Office (98,700 sq. ft.)

     ELASTIC FABRICS DIVISION

       Greensboro, NC...........................175,300       Manufacturing (138,800 sq. ft.)
                                                              Warehouse and Office (36,500 sq. ft.)

       Stuart, VA...............................415,340       Manufacturing (328,900 sq. ft.)
                                                              Warehouse and Office (86,440 sq. ft.)

     OTHER

        CMI Sales Office
        New York, NY.............................16,332        Office

        CMI Executive Office
        Columbia, SC..............................9,330        Office

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation incidental to its business operations, as well as product liability litigation. In the opinion of the Company's management, none of the litigation in which it is currently involved is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         None of the issued shares of the Common Stock is publicly held and there is no established published trading market for the Common Stock. As of March 15, 2001, there were thirty-one holders of the Company's Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         During the two fiscal years ended January 1, 2000 and December 30, 2000, the Company did not pay any dividends. The Company's ability to pay dividends was subject to limitations in its bank credit agreement and in the indenture pursuant to which its $125 million principal amount 9-1/2% Senior Subordinated Notes due 2003 were issued (the "Indenture"). Capitalized terms used in this Item 5 that are not defined in this Report have the same meaning as set forth in the Indenture.

         The Indenture prohibits the Company from paying cash dividends or making other Restricted Payments if an Event of Default exists under the Indenture or the Company cannot incur additional Indebtedness (other than Permitted Indebtedness) because of an inadequate Fixed Charge Coverage Ratio. The Indenture limits the aggregate amount of cash dividends and other Restricted Payments that may be made subsequent to October 28, 1993 to an amount no greater than the sum of (i) 50% of the Company's Consolidated Adjusted Net Income accrued on a cumulative basis since October 1, 1993 (less 100% of any loss) plus
(ii) the aggregate net proceeds received by the Company after October 28, 1993 from certain issues or sales of the Company's capital stock and from capital contributions. Notwithstanding the foregoing, so long as an Event of Default does not exist, the Indenture permits the Company to (i) repurchase its capital stock from Management Investors under certain circumstances in an aggregate amount of up to $2.0 million per year, with the right to carry forward into the immediately following year the aggregate amount of the unused portion, and (ii) pay cash dividends and make other Restricted Payments in an aggregate amount not to exceed $10.0 million. On March 14, 2000, the Company paid $8,949,843 to repurchase its common stock from affiliates of Merrill Lynch Capital Partners, Inc. under the above noted $10.0 million limitation. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." At December 30, 2000, under the terms of the Indenture, the Company could acquire capital stock in an amount of $3.3 million from Management Investors and could pay cash dividends or make other Restricted Payments in an aggregate amount of $1.0 million.

         However, under a $22 million secured revolving credit facility entered into in March 1996 as amended and restated in May 1999, and further amended in September 1999, October 2000 and December 2000 (the "Credit Agreement"), the Company is not permitted to make or declare any type of dividend payment. Consequently, the limitation on restricted payments contained in the Credit Agreement is more restrictive than the limitation contained in the Indenture, so that at December 30, 2000 the Company was not able to pay dividends or purchase its Common Stock from any Management Investor.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial information for the Company for fiscal years 1996 through 2000, which has been derived from the audited financial statements of the Company for such periods. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company, together with the related notes and independent accountant's report. The Company's consolidated balance sheet as of January 1, 2000 and December 30, 2000, and financial statements for each of the fiscal years in the three-year period ended December 30, 2000, and the independent accountant's report thereon, are included elsewhere in this Report. See "Index to Financial Statements and Schedules."

                                                                                    FISCAL YEAR
                                                      ------------------------------------------------------------------------
                                                        1996            1997            1998            1999            2000
                                                      --------        --------        --------        --------        --------
                                                                               (Dollars in thousands)
STATEMENT OF INCOME DATA
Net sales                                             $247,059        $264,941        $242,501        $211,020        $194,712
Depreciation                                            17,248          12,233          11,615          11,267          10,160
Other cost of sales                                    218,068         217,427         199,207         188,653         185,847
                                                      --------        --------        --------        --------        --------
     Gross profit                                       11,743          35,281          31,679          11,100          (1,295)
Selling, general and administrative expense             17,803          17,155          16,636          15,271          14,881
Restructuring and other nonrecurring charges(1)             --              --             304           7,000          18,500
                                                      --------        --------        --------        --------        --------
     Operating income (loss)                            (6,060)         18,126          14,739         (11,171)        (34,676)
Other income (expense)
     Interest expense                                  (15,425)        (14,499)        (12,759)        (12,910)        (11,552)
     Other income (expense), net                         1,253           2,210           1,096             695             473
                                                      --------        --------        --------        --------        --------
     Total other income (expense)                      (14,172)        (12,289)        (11,663)        (12,215)        (11,079)
                                                      --------        --------        --------        --------        --------

Income (loss) from continuing operations
     before income taxes and extraordinary item        (20,232)          5,837           3,076         (23,386)        (45,755)
Income taxes (benefit)                                  (7,374)          2,338           1,183          (8,851)             --
                                                      --------        --------        --------        --------        --------
     Income from continuing operations before
         extraordinary item                            (12,858)          3,499           1,893         (14,535)        (45,755)
Extraordinary (charge) gain                                 --              --              --              --          28,105
                                                      --------        --------        --------        --------        --------
     Income (loss) from continuing operations          (12,858)          3,499           1,893         (14,535)        (17,650)

Discontinued operations, net of taxes
     Income from discontinued operations                 2,195           3,687           1,146             577           2,561
     Gain (loss) on disposal of disc. operations            --              --              --              --          (8,982)
                                                      --------        --------        --------        --------        --------
         Net income (loss)                            $(10,663)       $  7,186        $  3,039        $(13,958)       $(24,071)
                                                      ========        ========        ========        ========        ========

Ratio of earnings to fixed charges(2)                    (0.31)x          1.40x           1.24x          (0.81)x         (2.96)x

                                                                                    FISCAL YEAR
                                                      ------------------------------------------------------------------------
                                                        1996            1997            1998            1999            2000
                                                      --------        --------        --------        --------        --------
BALANCE SHEET DATA (AT END OF YEAR)
Current assets                                        $ 65,812        $ 55,394        $ 65,980        $ 59,853        $ 46,011
Net assets of discontinued operations                   64,237          64,707          64,966          57,440           8,192
Property, plant and equipment, net                      81,804          74,232          67,390          58,574          32,909
Other assets                                             7,880           8,237           9,455          10,200           8,225
Total assets                                           219,733         202,570         207,791         186,067          95,337
Current liabilities                                     33,966          27,986          27,821          23,180          16,163
Long-term debt, less current portion                   143,749         124,528         124,536         128,814          79,142

Other liabilities and deferred items                    10,173          11,012          13,351           8,598           7,574
Stockholders' equity                                    31,845          39,044          42,083          25,475          (7,542)

EBITDA(3)                                             $ 13,108        $ 33,069        $ 27,918        $  1,297        $(23,607)
Depreciation and amortization from
     continuing operations(4)                           17,915          12,733          12,083          11,773          10,596
Capital expenditures from continuing operations          5,774           4,486           5,233           4,871             323
Ratio of EBITDA to interest expense(5)                    0.88x           2.38x           2.28x           0.10x          (2.14)x
Ratio of total debt (at end of year) to EBITDA           10.97x           3.77x           4.46x          99.32x          (3.35)x

----------------

(1) Represents the write-off of transaction costs associated with the terminated merger agreement with CMI Management, Inc. in 1998 of $1,649 and a credit of $1,345 in 1998 related to the previously reported restructuring and severance charges. In 1999, $7,000 was reserved for restructuring initiatives in the following amounts: severance and related benefits, $1,000; inventory write-offs, $2,116; property, plant and equipment write-offs, $3,068; and other asset write-offs, $816. The Company recorded a credit of $1,100 in 2000 related to the 1999 restructuring and severance charge. In 2000, $19,600 was reserved for plant closings, impairment charges and other nonrecurring write offs in the following amounts: severance and related benefits, $725; inventory write-offs, $1,225; property, plant and equipment write-offs, $16,150; and other assets write-offs, $1,500. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

         Historical Business Plan. In 1992, the Company began implementing a strategic plan with the primary goal of becoming the low-cost domestic provider of greige fabrics while achieving greater product diversification through acquisitions. Important elements of this new business strategy included the continued modernization of the Company's manufacturing facilities and the acquisition of certain strategic companies in order to reduce the Company's reliance upon sales of greige fabrics.

         Chatham Division. In February 1992, the Company acquired the assets of Chatham Manufacturing Company. In addition to increased product diversification, the Chatham acquisition provided the Company with access to markets with greater barriers to entry than the greige fabrics markets. The Chatham Division manufactured fabrics to be sold to the automotive industry, residential and contract furniture upholstery industries, as well as consumer products such as blankets, mattress pads and heated pads. These industry segments are characterized by sophisticated supplier qualification and quality requirements, short order lead times, significant capital requirements and other barriers to entry. Most of the division's products were not sensitive to imports, and in many instances, provided the Company with export opportunities. Nonetheless, Chatham's financial performance deteriorated from 1992 through 1995, and its operating margins remained substantially below those of the Company's other divisions.

         Greige Fabrics Division. Continuing with its acquisition strategy, the Company acquired the Clarkesville Plant in May 1994 which expanded the Company's products to include greige fabrics of 100% synthetic yarns for use in the contract home furnishings and specialty markets. Because the fabrics produced at Clarkesville are less commodity-oriented, they are more capable of consistently producing higher margins. Despite the acquisition of the Clarkesville Plant, a majority of the Company's Greige Fabrics Division production was still commodity oriented light to midweight greige fabrics, including printcloths, broadcloths, twills and other fabrics of 100% cotton and blends of polyester and cotton. These fabrics are sold for use in home furnishings such as sheetings, curtains and mattress ticking, career apparel and various industrial applications including medical and athletic tape. These commodity greige fabrics are more sensitive to general supply and demand levels, the strength of the U.S. dollar and the availability of imported fabrics. As the economy in general continued to strengthen throughout the 1990s and the phasing out of quotas pursuant to the Uruguay Round Agreement of 1994 began to be implemented, there developed a general oversupply of domestically produced greige fabrics. Consequently, market conditions for many of the Company's greige fabrics were negatively affected by excess capacity and deteriorating selling prices for most years since 1993.

         Elastics Fabrics Division. The Company acquired the former United Elastic Corporation operations in January 1995. The United Elastic Corporation acquisitions allowed the Company to further diversify its product offerings to include narrow woven elastics and provide its existing customer base with more value-added products and services. The Elastic Fabrics Division now produces both wide and narrow elastics and manufactures woven, warp knit and circular knit fabrics used in intimate apparel, activewear and industrial/medical markets. The products manufactured in this division are highly engineered and the quality of the fabrics is critical. In addition to the acquisition of United, the Company has invested $10 million since 1994 in new equipment and systems to become the preferred supplier to many of its key customers.

         Throughout this time period, the Company continued to upgrade its manufacturing capacity by investing in new equipment capable of producing better quality fabrics more efficiently at all of its businesses. Despite these investments and its achieving greater product diversification through acquisitions, the Company's performance continued to deteriorate while asset utilization rates and customer service levels also declined.

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

         1999 Restructuring. In the second quarter of 1999, the Company approved a plan to pursue additional restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations which, when coupled with certain yarn outsourcing strategies, have reduced the Company's operating costs, downsizing its fabric formation capacity to levels more in line with market demand, and conserving capital for other equipment modernization projects. In conjunction with these efforts, the Company consolidated certain manufacturing and divested idle equipment and related inventories. The consolidation initiatives were completed by December 1999 and the disposition of related assets was completed in 2000. The restructuring initiatives also included the termination and retirement of approximately 239 associates in 1999 and included the associated severance costs relating to insurance, vacation and other benefits. The Company reported a $7,000 charge to 1999 earnings in connection with the restructuring initiatives.

         The 1995 and 1999 Restructurings allowed the Company to downsize its corporate offices, eliminate inefficient capacity and reorganize its resources to emphasize customer service and product development. These initiatives also helped position the Company to operate more efficiently and to respond more quickly and cost effectively to market changes and customer demands. The initiatives to reduce inventories and to correct capacity levels relative to market demand, particularly in the Greige Fabrics Division, resulted in better internal operating disciplines and a significant reduction in CMI's overall investment in working capital. Although capacity reductions throughout the domestic greige market positively impacted the overall market conditions during 1997, market conditions for greige fabrics have progressively deteriorated from 1998 through the first quarter of 2001. Increased imports of lower priced Asian fabrics, excess inventories at key vertical home furnishing customers and a stronger U.S. dollar all have combined to weaken demand, place downward pressure on selling prices and create an oversupply situation in the marketplace similar to that of 1995 and 1996. Consequently, operations in the Greige Fabrics Division have been significantly curtailed beginning in the second half of 2000 and operating results continued to deteriorate throughout 2000.

         Divestiture of Chatham Division. In 2000, the Company determined it could no longer commit the necessary capital to support the growth opportunities of the Chatham Division and concluded that it should divest these businesses. On May 1, 2000, the Company completed the sale of the furniture assets of the Chatham Division to Interface Fabrics Group, Inc. for a purchase price of $25.6 million in cash. On October 26, 2000, the Company completed the sale of the automotive assets of the Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a purchase price of $19.0 million. Proceeds from the sale of the furniture and automotive assets were used to reduce the Company's outstanding indebtedness on its secured revolving credit facility. On January 5, 2001, the Company completed the sale of the consumer products assets of the Chatham Division to WestPoint Stevens Inc. for a purchase price of $8.4 million. Consequently, the Company has reported $2.6 million of income from the Chatham Division and a $9.0 million loss on disposal as discontinued operations in 2000.

         Additional Plant Closings in Greige Division. Also in 2000, the Company evaluated various alternatives to realign its operations in an effort to improve the operating margins of its Greige Fabrics Division going forward. The Company developed a plan to consolidate capacity and reduce overhead costs by permanently closing two greige fabric manufacturing facilities and consolidating certain technologies to one of its remaining operations. The Company believes that by downsizing its productive capacity to levels more in line with market demand, and by consolidating its most productive technologies, it will allow its remaining greige business to compete more cost effectively in the current market environment. As part of the downsizing effort and consolidation plan, the Company will report a $6.1 million charge in 2000 for plant closing costs associated with disposing of the idle facilities, equipment and related inventory as well as severance and benefit expenses for the 350 terminated associates. Management does not believe that the downsizing and consolidation plan will generate sufficient cash flows in the Greige Division to cover the carrying amounts of its remaining assets. Consequently, as of December 30, 2000, the Company has also reported a $12.0 million impairment charge on the remaining buildings and machinery and equipment associated with this business.

         Ongoing Strategy. The Company expects to continue to assess other strategic alternatives which are consistent with maximizing shareholder value, maintaining its liquidity and maximizing its tax planning opportunities and attributes. In 2001, the Company expects to utilize the proceeds received from the sale of the Consumer Products assets, a $4.0 million refund from the IRS and the disposition of idle facilities and equipment in the Greige Fabrics Division to maintain adequate liquidity for its ongoing businesses. Additionally, the Company expects to complete the downsizing and consolidation of its Greige Division and return its focus back to the Elastics Division, where historically, the Company has been able to capitalize on its superior customer service and generate significantly higher returns on the capital invested in this segment. In conjunction with these operational initiatives, the Company is evaluating alternatives to address its leverage and its overall capital structure. In this regard, the Company has engaged a financial advisor and is pursuing a refinancing of the existing secured revolving credit facility.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages that certain income and expense items bear to sales for such periods. All years refer to the Company's fiscal years.

                                                                                 FISCAL YEAR
                                                                     ---------------------------------
                                                                     1998          1999          2000
                                                                     -----         -----         -----
         Net sales...............................................    100.0%        100.0%        100.0%
         Depreciation............................................      4.8           5.3           5.3
         Other cost of sales.....................................     82.1          89.4          95.4
                                                                     -----         -----         -----
         Gross profit............................................     13.1           5.3          (0.7)
         Selling, general and administrative expenses............      6.9           7.2           7.6
         Restructuring and other nonrecurring charges............      0.1           3.3           9.5
                                                                     -----         -----         -----
         Operating income (loss).................................      6.1          (5.3)        (17.8)
         Other income (expense)
            Interest expense.....................................     (5.3)         (6.1)         (5.9)
            Other, net...........................................      0.5           0.3           0.2
                                                                     -----         -----         -----
         Income (loss) from continuing operations before
            income taxes and extraordinary item..................      1.3         (11.1)        (23.5)
         Income taxes (benefit)..................................      0.5          (4.2)           --
                                                                     -----         -----         -----
         Income from continuing operations before
            extraordinary item...................................      0.8          (6.9)        (23.5)
         Extraordinary (charge)/gain.............................       --            --          14.4
         Income from continuing operations.......................      0.8          (6.9)         (9.1)
         Income from discontinued operations.....................      0.5           0.3           1.3
         Gain (loss) on disposal of discontinued operations......       --            --          (4.6)
                                                                     -----         -----         -----
         Net income (loss) ......................................      1.3%         (6.6)%       (12.4)%
                                                                     =====         =====         =====

     Fiscal Year 2000 Compared to Fiscal Year 1999

         The Company's net sales decreased $16.3 million or 7.7% from $211.0 million in 1999 to $194.7 million in 2000. Sales of the Greige Fabrics Division decreased $2.4 million or 2.1%, and sales of the Elastic Fabrics Division decreased $13.9 million or 14.0%. The continued decline in sales for the Greige Fabrics Division was primarily attributable to increased imports of lower priced Asian fabrics, excess inventories at key home furnishing customers, and a stronger U.S. dollar which together, have severely weaken the domestic greige fabrics market. These factors resulted in a 3.5% decrease in average selling prices for lightweight printcloth greige fabrics. The Company expects average selling prices for printcloth fabrics to continue to be affected by lower priced imported fabrics and reduced demand from certain key home furnishing customers. The company anticipates these factors to continue to negatively impact the performance of the Greige Fabrics Division in 2001. The decrease in sales for the Elastic Fabrics Division consisted of a $10.2 million or a 14.3% decline in sales of wide warp knit elasticized fabrics while sales of narrow woven elasticized fabrics fell $3.7 million or 13.4% in 2000. The decrease in sales of the Elastics Division may be attributed to a general slowdown at retail for many of the Company's intimate apparel customers. Inventory destocking initiatives at many national retailers have curtailed demand for both the Company's narrow and wide elastic fabric products.

         In conjunction with the Company's decreased sales, gross profit decreased $12.4 million from $11.1 million in 1999 to a loss of $1.3 million in 2000, which resulted in a gross margin decline from 5.3% of sales in 1999 to a negative gross margin of 0.7% of sales in 2000. The decrease in gross profits was directly attributable to the deteriorating market conditions for greige fabrics which resulted in lower selling prices and forced the Company to curtail its greige operations. Gross profits in the Greige Fabrics Division were down $7.3 million in 2000. Gross profit in the Elastic Fabrics Division decreased $5.1 million in 2000 due to lower sales and the negative effect associated with higher levels of unabsorbed fixed costs.

         Selling, general and administrative expenses decreased $0.4 million or 2.6% from $15.3 million in 1999 to $14.9 million in 2000. The Company continued to realize benefits from its restructuring and downsizing initiatives as administrative expenses declined $0.5 million in 2000 but selling expenses remained relatively unchanged.

         In 2000, the Company approved a plan to pursue capacity reduction and consolidation initiatives in the Greige Fabrics Division, resulting in a $6.1 million charge to earnings for plant closure costs. Additionally, the Company reported a $12.0 million impairment charge on the remaining property, plant, and equipment associated with the Greige Division and also recorded a $1.5 million charge related to other non-recurring asset write-offs.

         Interest expense decreased $1.3 million or 10.5% from $12.9 million in 1999 to $11.6 million in 2000. The decline in interest reflects the Company's ability to reduce its long-term debt in 2000 by $49.7 million with proceeds from the sale of the Chatham Division.

         As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary items increased $22.4 million for the year ended December 30, 2000 over the corresponding period in 1999, and the provision for income taxes was reduced to zero in connection with the Company's decision to report a valuation allowance for the estimated tax benefits associated with the net losses reported in 2000. As a result, the Company has reported a $45.8 million loss from continuing operations before extraordinary items for the year ended December 30, 2000.

         Also included in 2000 was extraordinary income of $28.1 million associated with the Company's purchase of its Notes at market prices below face value and a $6.4 million loss associated with the Chatham Division. In 2000, the Company divested substantially all of the assets of its Chatham Division and accordingly, reported $2.6 million of income from discontinued operations and a $9.0 million loss on the sale of the Chatham Division.

     Fiscal Year 1999 Compared to Fiscal Year 1998

         The Company's net sales decreased $31.5 million or 13.0% from $242.5 million in 1998 to $211.0 million in 1999. Sales of the Greige Fabrics Division decreased $35.1 million or 23.9%, and sales of the Elastic Fabrics Division increased $3.6 million or 3.8%. The decrease in sales for the Greige Fabrics Division was primarily attributable to increased imports of lower priced Asian fabrics, excess inventories at key home furnishing customers, and a stronger U.S. dollar which all combined to severely weaken the domestic greige fabrics market. These factors resulted in a 23.7% decrease in average selling prices for lightweight printcloth greige fabrics and a corresponding decrease in sales volume of 9.1%. The increase in sales for the Elastic Fabrics Division was principally attributable to stronger demand for wide warp knit elasticized fabrics. Sales of narrow woven elasticized fabrics fell slightly in 1999, and market conditions for narrow elastics continued to remain soft and sales were below historical levels.

         In conjunction with the Company's decreased sales, gross profit decreased $20.6 million from $31.7 million in 1998 to $11.1 million in 1999, which resulted in a gross margin decline from 13.1% to 5.3%. The decrease in gross profits was directly attributable to the deteriorating market conditions for greige fabrics which resulted in lower selling prices and forced the Company to curtail its greige operations. Gross profit in the Elastic Fabrics Division increased due to higher sales while gross margins improved slightly as a result of better product mix and operating improvements at the narrow elastic facility in Stuart, Virginia.

         Selling, general and administrative expenses decreased $1.3 million or 8.2% from $16.6 million in 1998 to $15.3 million in 1999. The decrease in selling, general and administrative expenses was primarily due to the decline in incentive compensation paid to management. The Company paid approximately $0.4 million in incentive compensation in 1999 as compared to $0.9 million in 1998. The Company continued to realize benefits from its restructuring and downsizing initiatives as administrative expenses declined $1.0 million in 1999 but increased as a percentage of sales at 5.7%. Selling expenses decreased $0.4 million in 1999 but remained unchanged as a percentage of sales compared to 1998.

         In 1999 the Company approved a plan to pursue additional restructuring initiatives in all divisions, resulting in a $7.0 million charge to earnings. Of this charge, $1.0 million was reserved for severance and benefits costs related to the net termination and retirement of approximately 239 associates in 1999. The remaining $6.0 million was reserved for nonrecurring asset write-offs of inventory, $2.1 million; property, plant and equipment, $3.1; and other assets, $0.8 million.

         Interest expense increased $0.1 million or 1.2% from $12.8 million in 1998 to $12.9 million in 1999. The increase was due to higher debt balances in 1999.

         Income taxes (benefit) as a percent of income (loss) before taxes changed from 38.5% in 1998 to 37.9% in 1999.

         In 2000, the Company sold substantially all of the operating assets of its Chatham Division. Accordingly, the Company has reported Chatham's income of $0.6 million in 1999 and $1.1 million in 1998 as discontinued operations.

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

         In March 1996, the Company replaced the $92 million unsecured revolving credit facility with the Credit Agreement and renewed the Wachovia line of credit at $4 million (the "Wachovia Credit Facility" and, together with the Credit Agreement constitute the "Bank Credit Facilities"). The Company and the lenders amended the Credit Agreement in February 1997 to reduce the borrowing limit to $65 million, to contemplate the realignment of the Company's assets into separate operating entities, which were completed during 1997, and to extend the maturity of the Credit Agreement by two years to January 2000. The Company and its lenders amended the Credit Agreement again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the Credit Agreement by another two years to March 2002. In September 1999, the Company terminated the Wachovia Credit Facility. On March 15, 2000, Fleet Capital Corporation was appointed as the Agent Bank. In connection with the sale of the furniture fabric assets on May 1, 2000, the automotive assets on October 27, 2000, and the consumer products assets on January 5, 2001, the Company and its lenders amended the Credit Agreement to allow for the disposition of those assets, reduce the borrowing limit under the Credit Agreement and waive or amend certain financial covenants. Currently, the Credit Agreement has been reduced to a borrowing limit of $22 million and all financial covenants have been waived through the fourth quarter of 2000.

          The Credit Agreement now provides for a revolving credit facility of up to $22.0 million, including a letter of credit facility of up to $5.0 million. The borrowings under the Credit Agreement are secured by certain inventories, all receivables and certain intangibles. The amount available under the revolving credit facility is limited to a percentage of the collateral pledged by the Company, as evidenced by a monthly borrowing base certificate to be delivered by the Company, and is reduced by any outstanding letters of credit issued under the letter of credit facility and an additional $7.0 million reserve. The maximum and average amounts outstanding during 2000 were $28.6 million and $5.9 million, respectively; at December 30, 2000, $4.0 million was outstanding.

         Interest Rates and Fees. Interest under the Credit Agreement is payable at one of two specified rates, as selected by the Company, as follows: (i) the rate announced as the base rate of the Agent Bank plus a margin and (ii) a Eurodollar rate plus a margin. The interest rate margins are calculated based upon the Company's availability under the credit facility and the ratio of the Company's funded indebtedness to EBITDA. The margin for base rate loans is currently 0.25%, and the margin for Eurodollar rate loans is currently 1.75%. The Company pays a commitment fee on the unused portion of the revolving credit facility, payable quarterly in arrears. The commitment fee also is calculated based upon availability and the funded indebtedness to EBITDA ratio. The commitment fee is currently 0.5%. The Company also pays a quarterly agency fee of $25,000 to the Agent Bank. In addition, the Company will pay a fee on the date any letter of credit is issued under the Credit Agreement and each anniversary date thereafter in an amount equal to (i) 1.0% of the stated amount of any standby letter of credit and (ii) 0.375% of the stated amount of any documentary letter of credit.

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

         The Company is required to maintain certain financial ratios. At December 30, 2000, the Company was required to maintain a minimum interest coverage ratio (EBITDA to interest) of not less than 1.5 to 1 for the previous four consecutive quarters. The Company was also required to maintain a fixed charge coverage ratio of 1.1 to 1, meaning that (i) consolidated EBITDA less cash used to pay for taxes and capital expenditures must exceed (ii) all interest plus principal due on long term indebtedness of the Company and its consolidated subsidiaries for the four most recent fiscal quarters. As of December 30, 2000, the Company was in compliance with or has received waivers for, all of the covenants under the Credit Agreement.

         Security. Borrowings under the Credit Agreement are secured by the Company's receivables, certain inventories and certain intangibles. The Credit Agreement contains a negative covenant limiting the Company's right to grant security interests or other liens in its other assets. However, up to $10.5 million of any additional senior purchase money indebtedness permitted under the Credit Agreement may be secured by equipment acquired by the Company.

         Events of Default. The Credit Agreement contains certain events of default customary for this type of credit facility, including, among others, payment events of default, covenant defaults, an event of default based on a change of control of the Company, and a cross-default to other indebtedness of, and bankruptcy and judgment defaults to, the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 30, 2000, the Company used proceeds of $43.7 million from the sale of its furniture fabric and automotive fabric assets to fund $14,130 of negative cash flow from operations, to repurchase its 9 1/2% Notes for $20.9 million, to invest $0.3 million for capital expenditures, to repurchase $8.9 of the Company's common stock and to repay $0.2 million of outstanding indebtedness under its secured credit facility. Additionally, the Company also reduced its cash position by $1.7 million during the year ended December 30, 2000.

         Excluding net assets associated with discontinued operations and amounts outstanding on the revolving credit facility, working capital at December 30, 2000, was approximately $29.8 million as compared to approximately $36.6 million at January 1, 2000. The Company's net assets of discontinued operations held for sale have declined from $57.4 million at January 1, 2000 to $8.2 million at December 30, 2000. The Company collected the balance of the proceeds for these net assets of discontinued operations in the first quarter of 2001. (See Note 3 to consolidated financial statements.) Management is not aware of any present or potential impairments to the Company's short-term liquidity. However, if general market conditions do not improve for the textile industry, the Company may not be able to meet its long-term obligations related to the 9 1/2% Senior Subordinated notes due October 1, 2003.

         The Company believes that the remaining proceeds from sale of the Chatham Division, funds from operations during fiscal 2001 and amounts available under the amended credit agreement (see Note 2 to consolidated financial statements) are adequate to finance capital expenditures of approximately $3.0 million during 2001, in addition to meeting working capital requirements and scheduled debt service payments. The Company also continues to consider various strategic business alternatives in respect of its operations and financing alternatives in respect to its capital structure, which are consistent with maximizing shareholder value, improving liquidity and maximizing the Company's tax planning strategies and attributes. In performing such reviews, the Company has engaged a financial advisor and is pursuing a possible refinancing of the existing credit agreement.

ENVIRONMENTAL

         Federal and state laws and regulations relating to the discharge of materials into the environment are continually changing; therefore it is difficult to gauge the total future impact of such regulations on the Company. The Company believes that based on all currently available information, the resolution of environmental matters will not have a material adverse effect on the Company. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under the Credit Agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Notes and Financing Agreements."

The Company's Credit Agreement bears interest at rates which vary with changes in (i) the Eurodollar Rate or (ii) a rate of interest announced publicly by Fleet Capital Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of December 30, 2000, the Company had outstanding debt balances of $4.0 million which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of December 30, 2000, the Company had contracted for 14,488 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.4 million on the fair value of the Company's outstanding futures contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed as a part of this Report are listed in the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the current executive officers and directors of the Company:

NAME                           AGE                   POSITION
----                           ---                   --------

Joseph L. Gorga                48           Director; Chairman, President and Chief Executive Officer
James A. Ovenden               37           Director; Chief Financial Officer; Executive Vice President
                                               and Secretary
Steve F. Warren                54           Director; Executive Vice President and President, Greige
                                               Fabrics Division
James F. Robbins               47           Executive Vice President and President, Elastic Fabrics
                                               Division
William R. Davis               60           Director
Rupinder S. Sidhu              44           Director
J. Richard Swetenburg          66           Director

---------------

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

         Steve F. Warren, Executive Vice President of the Company and President of the Greige Fabrics Division, joined a predecessor of the Greige Fabrics Division in 1973 and has served in various executive positions for the Company until becoming President of the Greige Fabrics Division in 2000. Mr. Warren was elected as a director of the Company in May 2000.

         James F. Robbins joined the Company in 1992 as Executive Vice President for Marketing, Elastic Fabrics. In 1996, he was elected Executive Vice President and President in charge of the Elastic Fabrics Division.

         Rupinder S Sidhu has served as a director of the Company since 1986. Mr. Sidhu is Managing Director of Arena Capital Partners. He is also President of Merion Capital Partners LLC, a private investment company, a position he has held since 1994. He was a special limited partner of Stonington Partners, Inc., a private investment firm, from 1993 through 1994. He was a member of the Board of Directors of ML Capital Partners, a private investment firm affiliated with ML & Co., from 1987 to

February 2000. From 1993 to July 1994, he was a Partner of ML Capital Partners and a Senior Vice President of MLCP from 1987 to 1994. Mr. Sidhu was also a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1994, a Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1984 to 1989. Mr. Sidhu is currently a director of Alliance Mortgage Company.

         William R. Davis was elected as a director of the Company in May 2000. Mr. Davis has been a Senior Vice President of Carolina First Bank, or its predecessors, since 1993. Carolina First Bank is the trustee of trusts holding 126,698 shares of the Company's common stock.

         J. Richard Swetenburg was elected as a director of the Company in May 2000. Mr. Swetenburg previously served in various executive positions for a predecessor of the Greige Division until his retirement in 1990.

ITEM 11. EXECUTIVE COMPENSATION

         Compensation Summary. The following table shows, for the last three fiscal years of the Company, annual compensation paid by the Company to Joseph
L. Gorga, the President and Chief Executive Officer and the three other executive officers of the Company serving at the end of the 2000 fiscal year (collectively, the "Named Executive Officers").

                          Summary Compensation Table(1)

                                                                                               Long Term
                                                                                              Compensation
                                                      Annual Compensation                        Awards
                                        ----------------------------------------------------   ----------
                                                                                Other Annual   Securities
                                                    Salary        Bonus         Compensation   Underlying
Name and Principal Position              Year         ($)         ($)(2)           ($)(4)      Options(#)
---------------------------              ----       -------      --------       ------------   ----------

Joseph L. Gorga                          2000       450,000       150,000(3)        21,400            --
  President and Chief                    1999       414,000        85,000           19,760         7,500
  Executive Officer                      1998       395,000       175,000           20,800            --

James A. Ovenden                         2000       281,000       100,000(3)        14,630            --
  Executive Vice President               1999       260,000        50,000           13,600         7,500
  and Chief Financial Officer            1998       250,000       100,000           15,000            --

Steve F. Warren                          2000       180,000            --           10,450            --
  President, Greige Fabrics              1999       145,000            --            7,250            --
                                         1998       140,000        20,000            7,200            --

James F. Robbins                         2000       255,000            --           13,587            --
  President, Elastic Fabrics             1999       242,000        85,000           12,864         7,500
                                         1998       232,000       100,000           13,920            --

---------------

(1) The Company does not maintain a "long-term incentive plan," as that term is defined by applicable rules of the Securities and Exchange Commission (the "Commission"), and has not made any awards of restricted stock or stock appreciation rights.

(2) Bonus amounts for Messrs. Gorga, Ovenden, Warren and Robbins represent amounts paid under the Company's Incentive Compensation Program, which provides for discretionary awards and for cash bonuses in years in which returns and earnings before interest, taxes and depreciation exceed predetermined levels. Bonuses for Messrs. Gorga and Ovenden are based on the performance of the Company and bonuses for Mr. Warren and Mr. Robbins are based on the performance of the Greige Fabrics Division and the Elastic Fabrics Division, respectively. No amounts were earned under the Company's Incentive Compensation Program for 2000. See "--Employment and Severance Agreements."

(3) In 2000, Mr. Gorga and Mr. Ovenden were provided special incentive compensation pursuant to their New Employment Agreements and in connection with completing the sale of the Chatham Division.

(4) Represents the Company's contribution on behalf of the Named Executive Officer to the Company's 401(k) Plan for Associates of CMI Industries, Inc. and the Company's 401(n) Deferred Compensation Plan.

         Stock Option Exercises. The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers as of December 30, 2000. None of the Named Executive Officers exercised any options during the Company's 2000 fiscal year.

                    Aggregated Fiscal Year End Option Values

                                                                   Value of Unexercised
                                     Number of Unexercised        In-the-Money Options at
                                  Options at Fiscal Year End      Fiscal Year End ($)(1)
              Name                Exercisable/Unexercisable      Exercisable/Unexercisable
              ----                --------------------------     -------------------------
         Joseph L. Gorga                   82,500/0                        $0/$0
         James A. Ovenden                  52,500/0                        $0/$0
         Steve F. Warren                         --                        $0/$0
         James F. Robbins                  17,500/0                        $0/$0

---------------

(1) Calculated based on the difference between the estimated value of the Common Stock underlying the options at December 30, 2000 and the exercise price. Because the Common Stock is privately held and not listed on any securities exchange, the fair market value of the Common Stock is not readily ascertainable. Management's estimate of the value of the Common Stock underlying the options includes a discount to reflect the lack of a public market for the Common Stock and the restrictions applicable to the Common Stock held by Management Investors pursuant to the terms of the Management Subscription Agreements and the Restated Stockholders Agreement. See "--Management Subscription Agreements" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Awards Under Long-Term Incentive Plans. The Company does not maintain a "long-term incentive plan" as that term is defined by applicable rules of the Commission.

         The 401(k) Plan. Effective January 1, 1995, the Company established The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's employees. Under the 401(k) plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating employees. Messrs. Gorga, Ovenden, Warren and Robbins participate in the 401(k) plan.

         The 401(n) Plan. Effective January 1, 1995, the Company established The 401(n) Deferred Compensation Plan for CMI Industries, Inc., which covers a select group of highly compensated associates. The 401(n) Plan is a non-qualified plan established to provide retirement benefits for CMI's executives whose retirement benefits were limited due to the freezing of the accrued benefits under the Company's defined benefit retirement plans, and the restrictions on benefits in the 401(k) Plan. The Board in its discretion may authorize a supplemental match for select executives. Messrs. Gorga, Ovenden, Warren and Robbins participate in the 401(n) Deferred Compensation Plan. In 2001, the Company terminated the 401(n) Deferred Compensation Plan and is currently distributing the invested assets of the Plan to Plan Participants.

         Defined Benefit Retirement Plans. Effective December 31, 1994, the Company merged its two defined benefit plans, the Chatham Manufacturing, Inc. Pension Plan and the Clinton Retirement Income Program and curtailed future benefits. Effective December 1, 2000, the Company terminated the merged defined benefit plan and paid out all plan participant benefit obligations either in the form of lump sum payments or purchased annuities from the plan assets.

         Compensation Committee Interlocks and Insider Participation. During the 2000 fiscal year, the Compensation Committee of the Company's Board of Directors was composed of Messrs. Rupinder S. Sidhu, William R. Davis, and Joseph L. Gorga. Mr. Gorga is the President and Chief Executive Officer of the Company. Messrs. Sidhu and Davis are not, and have not been at any time, either officers or employees of the Company. Messrs. Sidhu was affiliated with ML Capital Partners or ML & Co. ML Capital Partners, through various affiliates, beneficially owned 62.57% of the outstanding shares of Common Stock until March 14, 2000. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION OF DIRECTORS

          In 2000, the Company paid $4,000 per quarter and $1,000 per meeting to its outside directors (Messrs. Sidhu, Davis and Swetenburg) for serving as a Director.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Mr. Gorga. Effective January 1, 1996, the Company and Mr. Gorga entered into an amended and restated employment agreement providing for the employment of Mr. Gorga as the President and Chief Executive Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby, among other matters, the term of the agreement was extended for another two year period. In September 1999, the parties agreed to an amendment which extended the agreement until September 30, 2000 subject to an automatic renewal unless either the Company or the employee elects to terminate the agreement. In March 2000, the parties agreed to an additional amendment which modified the circumstances in which Mr. Gorga would be entitled to severance compensation in the event of a Change in Control of the Company.

Effective July 7, 2000, the Company and Mr. Gorga entered into a new agreement to extend, modify and restate the existing employment agreement for an initial term of three years. Under the new agreement, Mr. Gorga is entitled to an annual salary of $450,000, subject to increase or decrease by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan.

         In the event Mr. Gorga is terminated without cause during the term of the agreement, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one years base salary, together with any applicable bonus, on a prorated basis, under an incentive compensation or other plan, and continued health and life insurance benefits during the period in which the payments are made. If Mr. Gorga is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration while still employed by the Company, Mr. Gorga will be entitled to two years' base salary from the termination or resignation, any applicable bonus, on a prorated basis, under an incentive compensation or other plan, and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Gorga under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Gorga otherwise would be entitled for the entire year, regardless of the actual performance of the Company.

         As incentive to complete the sale of the Chatham Division, Mr. Gorga was also entitled to receive special compensation (as defined) based upon the successful completion of these divestitures. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Gorga's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Gorga relating to noncompetition with the Company.

         Mr. Ovenden. Effective January 1, 1996, the Company and Mr. Ovenden entered into an amended and restated employment agreement providing for the employment of Mr. Ovenden as the Executive Vice President and Chief Financial Officer of the Company. The agreement had a term of two years, subject to annual renewals unless either party objected. In September 1997, the parties agreed to an amendment to the amended and restated employment agreement whereby, among other matters, the term of the agreement was extended for another two year period. In September 1999, the parties agreed to an amendment which extended the agreement until September 30, 2000 subject to an automatic renewal unless either the Company or the employee elects to terminate the agreement. In March 2000, the parties agreed to an additional amendment which modified the circumstances in which Mr. Ovenden would be entitled to severance compensation in the event of a Change of Control of the Company. Effective July 7, 2000, the Company and Mr. Ovenden entered into a new agreement to extend, modify and restate the existing employment agreement for an initial term of three years. Under the new agreement, Mr. Ovenden is entitled to an annual salary of $281,000, subject to increase or decrease by the Board's compensation committee. He is entitled to participate in Company benefit plans, including the Incentive Compensation Plan.

         In the event Mr. Ovenden is terminated without cause during the term of the agreement, the agreement provides for the payment to him of the greater of the base salary which would accrue over the remaining term of the agreement or one year's base salary, together with any applicable bonus, on a prorated basis, under an incentive compensation or other plan, and continued health and life insurance benefits during the period in which the payments are made. If Mr. Ovenden is terminated or resigns under specified circumstances following a change of control (as defined) that occurs during the term of the agreement or within six months after its expiration, while still employed by the Company, Mr. Ovenden will be entitled to two years base salary from the termination or resignation, any applicable bonus, on a prorated basis, under an incentive compensation or other plan, and continued health and life insurance coverage for two years. In addition, with respect to certain change of control situations, the bonus payable to Mr. Ovenden under any incentive compensation plan then in effect, rather than being calculated on a pro rata basis as of the termination date, would be double the maximum amount to which Mr. Ovenden otherwise would be entitled for the entire year, regardless of the actual performance of the Company.

         As incentive to complete the sale of the Chatham Division, Mr. Ovenden was entitled to receive special compensation (as defined) based on the successful completion of these divestitures. Payments that result in the imposition of an excise tax penalty under section 4999 of the Internal Revenue Code of 1986, as amended, would result in a reimbursement payment so that Mr. Ovenden's after tax situation is not affected by the additional tax. The agreement also contains certain agreements of Mr. Ovenden relating to noncompetition with the Company.

MANAGEMENT SUBSCRIPTION AGREEMENTS

         Pursuant to a management subscription agreement (the "Management Subscription Agreement"), certain of the Company's officers and employees acquired shares of Common Stock in December 1986. Mr. Ovenden, who acquired shares of Common Stock in 1987, is subject to a subscription agreement substantially identical to the Management Subscription Agreement. The Management Subscription Agreement and Mr. Ovenden's separate subscription agreement grant the Company an option to purchase and each of the management investors an option, under certain circumstances, to sell at, depending upon such circumstances, either the fair market value or an adjusted purchase price (as defined therein), the shares of Common Stock owned by such management investor in the event of his death, incapacity or termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of March 15, 2001 of all stockholders known by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock, of each director of the Company, each Named Executive Officer named in the Summary Compensation Table, and of all directors and executive officers as a group.

                                                               SHARES BENEFICIALLY OWNED
                                                               --------------------------
                                                                NUMBER           PERCENT
                                                               OF SHARES         OF TOTAL
                                                               ---------         --------

Steve F. Warren(1).........................................     120,000            20.2%
  2 Baywater Lane, Greensboro, NC 27408
G. Thaddeus Williams.......................................      97,000            16.3%
  333 Springlake Drive, Columbia, SC 29206
Joseph L. Gorga(2).........................................      87,500            12.9%
  4102 Brambletye Drive, Greensboro, NC 27407
James A. Ovenden(3)........................................      62,500             9.7%
  10 Sunturf Circle, Columbia, SC 29223
Russell G. Vance...........................................      46,650             7.8%
J. R. Swetenburg(4)........................................      40,002             6.7%
James F. Robbins(5)........................................      17,500             2.9%
Rupinder S. Sidhu..........................................          --              --
William R. Davis...........................................          --              --
Carolina First Bank, as Trustee............................     126,698            21.3%
  211 North Broad Street, Clinton, SC 29325

All directors and executive officers as a group
  (7 persons)(1)(2)(3)(4)(5)...............................     327,502            43.8%

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

(4) Amounts for Mr. Swetenburg do not include 79,998 shares of Common Stock held by a trust for the benefit of Mr. Swetenburg's children, as to which Mr. Swetenburg disclaims beneficial ownership.

(5) Amounts for Mr. Robbins represent shares issuable upon exercise of presently exercisable options to acquire common stock.

CHANGE IN OWNERSHIP

         On March 14, 2000, the Company pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share representing an aggregate purchase price of $8,949,483 (the "Stock Purchase Transaction"). As a result of the Stock Purchase transaction, the stockholder affiliates of ML Capital Partners, which previously owned more than 62% of the outstanding Common Stock of the Company, no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of ML Capital Partners was funded through the Credit Agreement.

RESTATED STOCKHOLDERS AGREEMENT

         In connection with the organization of the Company in 1986, all stockholders entered into a stockholders agreement with the Company, which was amended and restated in its entirety in February 1992 (the "Restated Stockholders Agreement"). The Restated Stockholders Agreement provided that the ML Capital Partners affiliates were entitled to designate four of the Company's seven directors and the management investors were entitled to designate three of the Company's directors. In addition, certain matters regarding corporate governance and certain significant transactions between the Company and unrelated parties require the approval of the Board of Directors and the holders of more than two-thirds of the outstanding shares of Common Stock. Under the terms of the Restated Stockholders Agreement, as subsequently amended in contemplation of the Stock Purchase Transaction, upon completion of the Stock Purchase Transaction the board composition provisions, governance provisions and significant transaction provisions described above terminated and are no longer part of the agreement. The Restated Stockholders Agreement also provides for certain restrictions on the transfer of shares of Common Stock by the current stockholders, tag-along rights and rights of first refusal in connection with certain proposed transfers of Common Stock.

         Under the Restated Stockholders Agreement, as currently in effect, all the stockholders of the Company have certain registration rights with respect to their Common Stock. These rights include demand and "piggyback" registration rights. The Company is obligated to register shares of Common Stock under the demand registration rights if holders of 25% or more of the outstanding shares request registration. The registration rights extend until February 14, 2002 or terminate sooner upon (i) the merger or consolidation of the Company with an unaffiliated corporation in which the management investors own less than 65% of the surviving or resulting corporation or (ii) the sale of substantially all the assets of the Company to an unaffiliated person. The remaining provisions of the Restated Stockholders Agreement would terminate under the foregoing circumstances or sooner in the event of (i) a public offering of Common Stock at the conclusion of which at least 30% of the outstanding shares shall have been sold to the public or (ii) the sale of 60% or more of the shares of Common Stock owned by the management investors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Purchase of Common Stock. In October 1997, Mr. Gorga, a director and the President and Chief Executive Officer of the Company, purchased 5,000 shares of Common Stock for a purchase price of $27.50. Mr. Gorga delivered a non-recourse promissory note to the Company in payment of 90% of the purchase price for these shares of Common Stock and paid the balance in cash. Mr. Gorga's note bears interest at a per annum rate of 6.55% and is payable in ten years. Mr. Gorga pledged the purchased shares as security for payment of his promissory note. In 2000, the Board of Directors forgave $87,500 of the outstanding principal balance of the promissory note and all accrued but unpaid interest on both the amount forgiven and the remaining outstanding principal balance.

         On March 14, 2000, the Company pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share, for an aggregate purchase price of $8,949,483. As a result of the transaction, the stockholder affiliates of ML Capital Partners, which previously owned more than 62% of the outstanding Common Stock of the Company, no longer own any Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management--Change in Ownership."

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

                  3.       Exhibits

                  2.1--    Stock Acquisition Agreement between CMI Industries,
                           Inc. and certain of its stockholders who are affiliated with Merrill Lynch Capital Partners, Inc.
                           dated February 23, 2000.(15)

                  3.1-- Certificate of Incorporation of CMI Industries, Inc., as amended.(1)

                  3.2--    Bylaws of CMI Industries, Inc.(1)

                  3.3--    Amendment to the Bylaws of CMI Industries, Inc.(19)

                  4.1--    Indenture dated as of October 28, 1993 between CMI
                           Industries, Inc. and Chemical Bank, Trustee
                           (including the form of Note).(2)

                  4.2--    First Supplemental Indenture of CMI Industries, Inc.
                           9-1/2% Senior Subordinated Notes Due 2003 dated as of
                           June 17, 1998, Supplementing the Indenture of October
                           28, 1993.(11)

                  4.3-- Amended and Restated Loan and Security Agreement dated as of May 28, 1999 by and among CMI Industries, Inc. and the Lenders named therein and BankBoston, N.A. as Agent.(14)

                  4.4-- Amendment No. 1 dated September 30, 1999 to Amended and Restated Loan and Security Agreement dated as of May 28, 1999 between CMI Industries, Inc. and
                           BankBoston N.A. as Agent for the Lenders(15)

                  4.5--    Amendment No. 2 dated May 4, 2000 to Amended and
                           Restated Loan and Security Agreement dated as of May
                           28, 1999 between CMI Industries, Inc. and BankBoston
                           N.A. as Agent for the Lender(19)

                  4.6--    Amendment No. 3 dated May 31, 2000 to Amended and
                           Restated Loan and Security Agreement dated as of May
                           28, 1999 between CMI Industries, Inc. and BankBoston,
                           N.A. as Agent for the Lender(19)

                  4.7--    Amendment No. 4 dated October 26, 2000 to Amended and
                           Restated Loan and Security Agreement dated as of May
                           28, 1000 between CMI Industries, Inc. and BankBoston
                           N.A. as Agent for the Lenders(20)

                  4.8--    Notice of Voluntary Reduction of Credit Facility and
                           Revolving Credit Amount dated December 11, 2000
                           (filed with this report)

                  4.9--    Assignment and Acceptance of Bank of America, N.A. to
                           Fleet Capital Corporation, dated December 11, 2000
                           (filed with this report)

                  10.1--   Management Subscription Agreement dated as of
                           December 23, 1986 among CMI Industries, Inc. and the persons listed on Schedule I thereto(1)

                  10.2--   Subscription Agreement dated as of June 1, 1987
                           between CMI Industries, Inc. and James A. Ovenden(1)

                  10.3--   Subscription Agreement dated as of November 9, 1988
                           between CMI Industries, Inc. and Michael H. deHavenon
                           (1)

                  10.4-- Amendment No. 1 to Management Subscription Agreement dated as of April 14, 1989 among CMI Industries, Inc.
                           and the persons listed on Schedule 1 thereto(1)

                  10.5--   Amendment No. 1 to Subscription Agreement dated as of
                           April 14, 1989 between CMI Industries, Inc. and James
                           A. Ovenden(1)

                  10.6--   Description of CMI Industries, Inc. Incentive
                           Compensation Program(1)*

                  10.7--   CMI Holdings, Inc. 1989 (now known as CMI Industries,
                           Inc.) Non-Qualified Stock Option Plan(1)*

                  10.8--   CMI Industries, Inc. 1992 Non-Qualified Stock Option
                           Plan dated February 14, 1992(1)*

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

                  10.12--  Amendment No. 1 to Amended and Restated Stockholders
                           Agreement dated March 31, 1994(4)

                  10.13-- Amendment No. 2 to Stockholders Agreement, dated as of March 14, 1996 among CMI Industries, Inc. and its
                           Stockholders.(16)

                  10.14-- Amendment No. 3 to Stockholders Agreement, dated as of March 14, 2000 among CMI Industries, Inc. and its
                           Stockholders.(16)

                  10.15--  CMI Industries, Inc. 1994 Non-Qualified Stock Option
                           Plan(4)

                  10.16--  Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 2, 1994 pursuant to the
                           CMI Industries, Inc. 1992 Stock Option Plan(5)*

                  10.17--  Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 2, 1994 pursuant to the
                           CMI Industries, Inc. 1994 Stock Option Plan(5)*

                  10.18--  Severance and Consulting Agreement dated August 23,
                           1995, by and between CMI Industries, Inc. and G.
                           Thaddeus Williams(6)

                  10.19--  Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 23, 1995, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan(7)*

                  10.20--  Amendment No. 1 to Option Agreement between CMI
                           Industries, Inc. and Joseph L. Gorga dated January
                           31, 1996(7)*

                  10.21--  Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1992 Stock Option Plan(7)*

                  10.22--  Option Agreement between CMI Industries, Inc. and
                           Joseph L. Gorga dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan(7)*

                  10.23--  Option Agreement between CMI Industries, Inc. and
                           James A. Ovenden dated January 31, 1996, pursuant to the CMI Industries, Inc. 1994 Stock Option Plan(7)*

                  10.24--  Option Agreement between CMI Industries, Inc. and
                           James F. Robbins dated January 31, 1997, pursuant to the CMI Industries, Inc. 1992 Stock Option Plan(9)*


                  10.25--  Agreement Regarding Restriction of Shares of CMI
                           Industries, Inc. Common Stock between CMI Industries,
                           Inc. and Joseph L. Gorga dated October 21, 1997(10)*

                  10.26--  Employment Agreement dated July 7, 2000 between the
                           Company and Joseph L. Gorga(19)

                  10.27--  Employment Agreement dated July 7, 2000 between the
                           Company and James A. Ovenden(19)

                  12--     Computation of Ratio of Earnings to Fixed Charges
                           (filed with this Report)

                  21--     Subsidiaries of CMI Industries, Inc. (filed with this
                           Report)

                  23.1--   Consent on Financial Statement Schedules of Arthur
                           Andersen LLP (filed with this Report)

---------------

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

(17) Filed as an exhibit to the Company's Annual Report on Form 10-K on March 31, 2000 and incorporated herein by this reference.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on May 16, 2000 and incorporated herein by this reference.

(19) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on August 15, 2000 and incorporated herein by this reference.

(20) Filed as an exhibit to the Company's Quarter Report on Form 10-Q on November 16, 2000 and incorporated herein by this reference.

* Identifies a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K filed in the last quarter of the Company's 2000 fiscal year.

         Form 8-K filed on February 5, 2001 to announce the Company's plans to shutdown two facilities in its Greige Fabrics Division. Additionally, the Company disclosed that its lenders had waived compliance by the Company for the Fiscal Year ended December 30, 2000 of certain financial covenants of the Amended and Restated Loan and Security Agreement dated as of May 28, 1999.

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

                                            CMI INDUSTRIES, INC.


Date: March 30, 2001                         /s/ JOSEPH L. GORGA
                                            ------------------------------------
                                            Joseph L. Gorga, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                            DATE


/s/ JOSEPH L. GORGA                 President, Chief Executive          March 30, 2001
---------------------------         Officer, and Director
Joseph L. Gorga


/s/ JAMES A OVENDEN                 Principal Financial and             March 30, 2001
---------------------------         Accounting Officer, and Director
James A. Ovenden


/s/ STEVE F. WARREN                 Executive Vice President and        March 30, 2001
---------------------------         Director
Steve F. Warren


/s/ WILLIAM R. DAVIS                Director                            March 30, 2001
---------------------------
William R. Davis


/s/ RUPINDER S. SIDHU               Director                            March 30, 2001
---------------------------
Rupinder S. Sidhu


/s/ J. R. SWETENBURG                Director                            March 30, 2001
---------------------------
J. R. Swetenburg

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

CMI INDUSTRIES, INC. AND SUBSIDIARIES

         Financial Statements:

Report of Independent Public Accountants .....................................................     42

Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000 ......................     43

Consolidated Statements of Operations for the years ended January 2, 1999
     January 1, 2000, and December 30, 2000 ..................................................     44

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years
     ended January 2, 1999, January 1, 2000 and December 30, 2000 ............................     45

Consolidated Statements of Cash Flows for the years ended January 2, 1999,
     January 1, 2000 and December 30, 2000 ...................................................     46

Notes to the Consolidated Financial Statements ...............................................     48

         Schedules:

Schedule V - Property, Plant and Equipment for the years ended January 2, 1999,
     January 1, 2000 and December 30, 2000 ...................................................     65

Schedule VI - Accumulated Depreciation and Amortization of Property, Plant
     and Equipment for the years ended January 2, 1999, January 1, 2000
     and December 30, 2000 ...................................................................     66

Schedule VIII - Valuation and Qualifying Accounts for the years ended
     January 2, 1999, January 1, 2000 and December 30, 2000 ..................................     67

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
CMI Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CMI Industries, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMI Industries, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has suffered recurring losses from operations and other adverse conditions that raise substantial doubt about its ability to continue as a going concern. Management's plans to deal with these conditions are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


                                             /s/ ARTHUR ANDERSEN LLP

Columbia, South Carolina
March 30, 2001

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 1, 2000 AND DECEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   1999          2000
                                                                                 --------      --------

ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  2,263      $    578
   Receivables, net                                                                29,762        22,473
   Inventories, net                                                                23,234        19,899
   Net assets of discontinued operations held for sale, net                        57,440         8,192
   Deferred income taxes                                                            3,434         1,964
   Other current assets                                                             1,160         1,097
                                                                                 --------      --------
         Total current assets                                                     117,293        54,203

Property, plant and equipment, net                                                 58,574        32,909
Intangible and other assets, net                                                   10,200         8,225
                                                                                 --------      --------

                                                                                 $186,067      $ 95,337
                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Book overdraft                                                                $  8,200      $  5,436
   Accounts payable                                                                 8,244         5,536
   Accrued expenses, including restructuring charges                                6,736         5,191
   Current portion of long-term debt                                                   --         3,979
                                                                                 --------      --------
         Total current liabilities                                                 23,180        20,142

Long-term debt                                                                    128,814        75,163
Other liabilities                                                                   8,598         7,574
                                                                                 --------      --------
                                                                                  137,412        82,737
Commitments and contingencies

Stockholders' Equity (Deficit):
   Common stock of $1 par value per share; 2,100,000 shares
      authorized, 1,589,318 shares issued and outstanding at
     January 1, 2000 and 820,000 authorized, 595,031 shares
     issued and outstanding at December 30, 2000                                    1,589           595
   Paid-in capital                                                                  8,814           862
   Retained earnings (loss)                                                        15,072        (8,999)
                                                                                 --------      --------
         Total stockholders' equity (deficit)                                      25,475        (7,542)
                                                                                 --------      --------

                                                                                 $186,067      $ 95,337
                                                                                 ========      ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 1, 2000 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                     1998            1999            2000
                                                                  ----------      ----------      ----------

Net sales                                                         $  242,501      $  211,020      $  194,712
Cost of sales                                                        210,822         199,920         196,007
                                                                  ----------      ----------      ----------
      Gross profit (loss)                                             31,679          11,100          (1,295)
Selling, general and administrative expenses                          16,636          15,271          14,881
Write-off of merger costs                                              1,649              --              --
Provision for restructuring and other nonrecurring
   asset write-offs                                                       --           7,000          19,600
Credits to restructuring and severance charges                        (1,345)             --          (1,100)
                                                                  ----------      ----------      ----------
      Operating income (loss)                                         14,739         (11,171)        (34,676)

Other income (expenses):
    Interest expense                                                 (12,759)        (12,910)        (11,552)
    Other, net                                                         1,096             695             473
                                                                  ----------      ----------      ----------
         Total other expenses, net                                   (11,663)        (12,215)        (11,079)

      Income (loss) from continuing operations before
      income tax provision and extraordinary item                      3,076         (23,386)        (45,755)

Income tax provision (benefit)                                         1,183          (8,851)             --
                                                                  ----------      ----------      ----------


      Net income (loss) from continuing operations
      before extraordinary item                                        1,893         (14,535)        (45,755)

Extraordinary gain on repurchase of debt, net of taxes                    --              --          28,105
                                                                  ----------      ----------      ----------
      Net income (loss) from continuing operations                     1,893         (14,535)        (17,650)

Discontinued operations, net of taxes
      Income from discontinued operations                              1,146             577           2,561
      Loss on disposal of discontinued operations                         --              --          (8,982)
                                                                  ----------      ----------      ----------

      Net income (loss)                                           $    3,039      $  (13,958)     $  (24,071)
                                                                  ==========      ==========      ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 1, 2000 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                              COMMON STOCK                                        TOTAL
                                         ----------------------      PAID-IN       RETAINED    STOCKHOLDERS'
                                          SHARES        AMOUNT       CAPITAL       EARNINGS   EQUITY(DEFICIT)
                                         --------      --------      --------      --------   ---------------

Balance as of January 3, 1998               1,695      $  1,695      $ 11,358      $ 25,991      $ 39,044
     Net income                                --            --            --         3,039         3,039
                                         --------      --------      --------      --------      --------

Balance as of January 2, 1999               1,695      $  1,695      $ 11,358      $ 29,030      $ 42,083
     Purchase of common stock                (106)         (106)       (2,544)           --        (2,650)
     Net loss                                  --            --            --       (13,958)      (13,958)
                                         --------      --------      --------      --------      --------

Balance as of January 1, 2000               1,589      $  1,589      $  8,814      $ 15,072      $ 25,475
     Purchase of common stock                (994)         (994)       (7,952)           --        (8,946)
     Net loss                                  --            --            --       (24,071)      (24,071)
                                         --------      --------      --------      --------      --------

Balance as of December 30, 2000               595      $    595      $    862      $ (8,999)     $ (7,542)
                                         ========      ========      ========      ========      ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 2, 1999,
                      JANUARY 1, 2000 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                         1998           1999           2000
                                                                       --------       --------       --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)                                                      $  1,893       $(14,535)      $(17,650)
Adjustments to reconcile net income (loss) to net cash
provided  by operating activities:
         Depreciation and amortization                                   12,593         12,275         11,095
         Gain on purchase of Senior Subordinated Notes                       --             --        (28,105)
         Nonrecurring asset write-offs                                       --          6,000         17,775
Changes in assets and liabilities:
         Receivables                                                     (3,377)           538          7,289
         Inventories                                                        475          2,018          2,460
         Other current assets                                            (5,502)         5,279             63
         Intangible and other assets                                     (1,670)        (1,191)          (767)
         Book overdraft                                                   6,224         (4,047)        (2,764)
         Accounts payable                                                (1,612)          (585)        (2,708)
         Accrued expenses, including restructuring charges               (2,432)            (9)        (1,629)
         Income taxes payable                                              (141)            --             --
         Deferred income taxes                                            3,113         (8,000)         1,470
         Other liabilities                                                 (774)          (187)          (659)
         Net cash provided by (used in) continuing
            operating activities                                       --------       --------       --------
                                                                          8,790         (2,444)       (14,130)
                                                                       --------       --------       --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net income                                                                1,146            577          2,561
         Loss on disposal of discontinued operations                         --             --         (8,982)
         Proceeds from sale of furniture fabric assets                       --             --         25,630
         Proceeds from sale of automotive assets                             --             --         18,076
         Depreciation and amortization                                    4,854          5,123          1,959
         Changes in net assets of discontinued operations                (5,082)        (1,565)         3,579
                                                                       --------       --------       --------
Net cash provided by discontinued operations activities                     918          4,135         42,823
                                                                       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net                          (5,233)        (4,871)          (323)
                                                                       --------       --------       --------
              Net cash provided by (used in) investing activities        (5,233)        (4,871)          (323)
                                                                       --------       --------       --------

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 2, 1999,
                      JANUARY 1, 2000 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                         1998           1999           2000
                                                                       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on revolving credit facilities               (2,293)         4,182           (203)
Purchase of common stock from management                                     --         (2,650)        (8,946)
Purchase of Senior Subordinated Notes                                        --             --        (20,906)
                                                                       --------       --------       --------
              Net cash (used in) provided by financing activities        (2,293)         1,532        (30,055)
                                                                       --------       --------       --------
Net increase (decrease) in cash and cash equivalents                      2,182         (1,648)        (1,685)
Cash and cash equivalents, beginning of period                            1,729          3,911          2,263
                                                                       --------       --------       --------
Cash and cash equivalents, end of period                               $  3,911       $  2,263       $    578
                                                                       ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                                      $ 12,233       $ 12,296       $ 12,448
                                                                       ========       ========       ========
         Income taxes                                                  $  2,068       $     --       $     --
                                                                       ========       ========       ========

       The accompanying notes to consolidated financial statements are an integral part of these statements

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 1, 2000 AND DECEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.       DESCRIPTION OF COMPANY AND MANAGEMENT PLANS

DESCRIPTION OF COMPANY

CMI Industries, Inc. ("CMI," a Delaware corporation and subsequently referred to as the "Company") is a diversified manufacturer of textile products serving a variety of markets. The Company merged its two primary operating subsidiaries, Clinton Mills, Inc. and Chatham Manufacturing, Inc. ("Chatham"), with and into the Company upon the closing of the Offering (see Note 4). The Company currently operates through two divisions: the Greige Fabrics Division and the Elastic Fabrics Division. The Company historically operated a third division, the Chatham Division, but had substantially divested the operating assets of this Division in 2000 and consequently, has reported the results of the Chatham Division as discontinued operations (see Note 3).

MANAGEMENT PLANS

The domestic textile industry has been fundamentally and significantly affected by competition from abroad. Market conditions for greige fabrics have progressively deteriorated over the last few years. Increased imports of lower price Asian fabrics, excess inventories at key vertical home furnishing customers and a strong U. S. dollar all have combined to weaken demand, place downward pressure on selling prices and create an oversupply situation in the domestic market place for greige fabrics.

The Company reported a net loss from continuing operations before extraordinary item of $45,755 and $14,535 for the fiscal years ended December 30, 2000 and January 1, 2000, which includes a provision for restructuring and other nonrecurring asset write-offs of $19,600 and $7,000, respectively, and a credit to restructuring and severance costs of $1,100 in 2000 resulting in a negative equity balance of $7,542 at December 30, 2000. During fiscal 2000 and 1999, the Company's cash used in operating activities was $14,130 and $2,444, respectively. As of December 30, 2000, the Company received waivers for all debt covenant violations. Debt covenant violations are projected for each quarter in 2001 and operating results in fiscal 2001 indicate continuing losses.

As discussed in Notes 3 and 10, the Company sold, closed or consolidated several manufacturing facilities as part of their initiatives to remain competitive. The Company continues to assess other strategic alternatives that are consistent with maximizing shareholder value, maintaining liquidity and maximizing its tax planning opportunities. In 2001, the Company expects to utilize the proceeds received from the sale of the consumer products assets (see Note 3), a $4 million refund from the IRS, excess assets available from the Company's terminated defined benefit plan (see Note 6), and the funds available from disposing of idle facilities and equipment in the Greige Fabrics Division (see
Note 10) to continue to maintain adequate liquidity for its on-going business. In addition, the Company expects to complete the downsizing and consolidation of its Greige Fabrics Division.

1.       DESCRIPTION OF COMPANY AND MANAGEMENT PLANS (CONTINUED)

The Company believes these initiatives will result in the elimination of losses reported in the Greige Fabrics Division and allow the Company to refocus its efforts back to the Elastics Division where historically, the Company generated significantly better returns. These initiatives will also enable the Company to utilize proceeds available from such initiatives discussed above plus additional senior secured bank financing to potentially significantly reduce its long-term debt obligations and interest expense in 2001.

The Company expects these initiatives to result in future profitability; however, such plans require management to make estimates and assumptions regarding future operations, the availability of financing and the continued willingness of bondholders to sell the Notes back to the Company at prices significantly below face value (see Note 4). The Company has engaged the services of a financial advisor to work with the Company in developing and completing these strategies.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses a 52-53 week fiscal year. There were 52 weeks in the Company's accompanying statements of operations for the years ended January 2, 1999, January 1, 2000, and December 30, 2000. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Buildings                          20 years
                  Land improvements                  20 years
                  Machinery and equipment            3-10 years

The Company periodically assesses the realizability of its property, plant and equipment. When indicators are present and the undiscounted cash flows estimated to be generated by long-lived assets used in operations are less than the assets' carrying amount, an impairment loss is recorded (see Note 10).

INTANGIBLE AND OTHER ASSETS

Capitalized debt issuance costs are amortized over the remaining terms of the respective debt using the straight-line method.

REVENUE RECOGNITION

The Company recognizes a sale when goods are shipped.

LINE OF BUSINESS AND CREDIT RISK

The Company's line of business is the manufacturing and selling of fabrics and other textile products for the home furnishings, apparel and industrial markets. Export sales are insignificant. Substantially all of the Company's accounts receivable are due from companies in the above markets located throughout the United States. The Company generally does not require collateral for its accounts receivable.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires deferred income taxes to be recognized for the tax consequences of

"temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

OTHER

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"--This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company has concluded that adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

3.       DISCONTINUED OPERATIONS

During 2000, the Company has substantially completed the sale of a majority of the assets of its Chatham Division. On May 1, 2000, the Company completed the sale of the furniture assets of the Chatham Division to Interface Fabrics Group, Inc. for a purchase price of $25.6 million in cash. On October 27, 2000, the Company completed the sale of the automotive assets of the Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a purchase price of $19.0 million. Proceeds from the sale of the furniture assets and automotive assets have been used to pay down outstanding obligations under the secured revolving credit facility. Also in October 2000, the Company signed a non-binding letter of intent to sell the consumer products assets of its Chatham Division to WestPoint Stevens, Inc. The Company completed this sale on January 5, 2001 for a purchase price of $8.4 million.

The entire Chatham Division is considered one segment under APB Opinion No. 30:
"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The measurement date for the sale of the Chatham Division is October 27, 2000. The Company has reported the results of the operations of the Chatham Division and the loss on disposal as discontinued operations during the year ended December 30, 2000. The results of operations for all periods presented have been restated for the discontinued operations. Net assets associated with the Chatham Division have been segregated on
3.       DISCONTINUED OPERATIONS (CONTINUED)

the balance sheet and reflect the net book value as of January 1, 2000 and the remaining net realizable value of the net assets held for sale as of December 30, 2000 as follows:

Net assets of discontinued operations:                             January 1, 2000    December 30, 2000
                                                                   --------------     -----------------
Current assets                                                          $34,171            $11,854
Property, plant and equipment                                            26,699              2,216

Other assets                                                                207                --
Liabilities                                                              (3,637)           (3,878)
                                                                        -------           -------
                                                                        $57,440           $10,192

Net proceeds anticipated from sale of remaining net assets of
Chatham Division below the remaining net book value                          --             2,000
                                                                        -------           -------
Net assets of discontinued operations held for sale                     $57,440           $ 8,192
                                                                        =======           =======

Summary operating results for the Chatham Division are as follows for the years ended:

                                                              January 2, 1999     January 1, 2000     December 30, 2000
                                                              ---------------     ---------------     -----------------
Revenues                                                          $170,290            $163,284            $105,360
Costs and expenses                                                 168,427             162,356             102,799
                                                                  --------            --------            --------
     Income from discontinued operations before taxes                1,863                 928               2,561
Income tax expense                                                     717                 351                  --
                                                                  --------            --------            --------
     Income from discontinued operations                          $  1,146            $    577            $  2,561
                                                                  ========            ========            ========

For the twelve months ended December 30, 2000, the pre-tax loss on the disposal of the Chatham Division was $6,421, which includes a $8,982 loss on the sale of the Chatham Division and income from discontinued operations in 2000 of $2,561.

4.       LONG-TERM DEBT

In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually. The Notes are redeemable at the option of the Company at a redemption price of 100% (expressed as a percentage of the principal amount), plus accrued interest, if redeemed after October 1, 2000.

During 2000, the Company purchased $49,675 (face value) of these Notes in the open market at prices lower than face value. After a reduction of $664 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $28,105, net of income taxes. The recorded balance of $75,163 at December 30, 2000, is presented net of $162 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was approximately $22,500 at December 30, 2000. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

4.       LONG-TERM DEBT (CONTINUED)

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

In connection with the sale of the furniture fabric assets on May 1, 2000, the automotive assets on October 27, 2000, and the consumer products assets on January 5, 2001, the Company and its lenders amended the facility to allow for the disposition of those assets, reduce the borrowing limit under the facility and waive or amend certain financial covenants. Currently, the secured revolving credit facility has been reduced to a borrowing limit of $22 million. The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles.

Long-term debt at January 1, 2000 and December 30, 2000 consisted of:

                                                                         1999         2000
                                                                       --------     -------
     Borrowings under credit agreements:
       Secured revolving credit facility                               $  4,182     $ 3,979
       Senior subordinated notes, net                                   124,632      75,163
                                                                       --------     -------
                                                                        128,814      79,142
     Less current portion                                                    --       3,979
                                                                       --------     -------
         Long-term debt                                                $128,814     $75,163
                                                                       ========     =======

The amended secured revolving credit facility requires a commitment fee of 1/2 of 1% per annum on all unused amounts and as of December 30, 2000, the Company could have borrowed an additional $14 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or an eurodollar rate plus 1 3/4%. At December 30, 2000, the prime borrowing interest rate on the revolving credit facility was 9 1/4%.

The credit agreements and indenture pursuant to which the Notes were issued contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreements and the indenture contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of December 30, 2000, the Company was not authorized to pay cash dividends or make any capital stock purchases. At December 30, 2000, the Company was in compliance with, or had received waivers for, all covenants under all credit agreements.

4.       LONG-TERM DEBT (CONTINUED)

As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75 respectively. The letters of credit expire on January 11, 2002, June 30, 2001, January 11, 2002 and April 10, 2001,
respectively. At December 30, 2000, the Company owed no amount under these letters of credit.

5.       INCOME TAXES

Components of income tax expense (benefit) from continuing and discontinued operations for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, consisted of the following:

                                                                         1998           1999           2000
                                                                       --------       --------       --------
         State                                                         $     --       $     --       $     --
         Federal                                                             --             --             --
         Deferred                                                         1,900         (8,500)        (9,100)
         Establishment of valuation reserve                                  --             --          9,100
                                                                       --------       --------       --------
                                                                       $  1,900       $ (8,500)      $     --
                                                                       ========       ========       ========

Alternative minimum taxes that have been paid as of December 30, 2000 and are available indefinitely as carryforward credits for future federal income taxes aggregated approximately $7,240. Such carryforward credits have been considered in the determination of the net deferred income tax liability at December 30, 2000. Net operating loss carryforwards of approximately $23,800 at December 30, 2000 expire in years 2019 and 2020.

5.       INCOME TAXES (CONTINUED)

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent in 1998, 1999 and 2000 to income (loss) before income taxes as a result of the following:


                                                                         1998           1999           2000
                                                                       --------       --------       --------
     Computed "expected" tax expense (benefit)                         $  1,679       $ (7,636)      $ (8,184)
     Change in income taxes resulting from:
     State income taxes, net of federal income tax benefit                  163           (770)          (808)
     Other, net                                                              58            (94)          (108)
     Establishment of valuation reserve                                      --             --          9,100
                                                                       --------       --------       --------

     Total income tax expense (benefit)                                $  1,900       $ (8,500)      $     --
                                                                       ========       ========       ========

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to the net deferred income tax (assets) at January 1, 2000, and December 30, 2000 relate to the following:

                                                                        1999           2000
                                                                      --------       --------
Plant & equipment, principally due to difference in depreciation
      methods                                                         $ 13,392       $  1,220
Benefit of net operating loss for tax purposes                          (4,331)        (9,053)
Alternative minimum tax credits                                         (8,697)        (7,240)
Accrued expenses not currently deductible and other, net                (3,798)         4,009
                                                                      --------       --------
Net deferred income tax (assets) before valuation allowance             (3,434)       (11,064)
Valuation reserve                                                           --         (9,100)
                                                                      --------       --------
Net deferred income tax (assets)                                      $ (3,434)      $ (1,964)
                                                                      ========       ========

Due to the continued losses from continuing operations in 2000, the Company has established a valuation allowance of $9,100 in 2000 to offset any potential tax benefits associated with tax losses generated in 2000. The Company will continue to report a valuation allowance until such time that it has determined that operations have returned to profitability. The Company has tax planning strategies in place for fiscal 2001 to realize the net deferred tax assets that exists at December 30, 2000.

6.       BENEFIT PLANS

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

Effective December 1, 2000, the Company terminated the CRIP. The accumulated benefits were settled by the purchase of nonparticipating annuity contracts or the payment of lump sums. The loss from plan termination of approximately $1.7 million recognized in fiscal 2000 is included in the provision for restructuring and other nonrecurring asset write-offs caption in the accompanying consolidated statement of operations.

The following table sets forth the funded status of the plans and amounts recognized in the accompanying consolidated balance sheets at January 2, 1999, January 1, 2000, and December 30, 2000:

                                                              1998           1999           2000
                                                            --------       --------       --------
     Change in benefit obligation
      Benefit obligation at end of prior fiscal year        $ 35,823       $ 36,056       $ 38,104
      Interest cost                                            2,416          2,265          2,670
      Net actuarial (gain)/loss                                1,933          4,115         (2,477)
      Benefits paid                                           (4,116)        (4,332)        (2,926)
      Settlement                                                  --             --        (35,371)
                                                            --------       --------       --------
      Benefit obligation at end of year                     $ 36,056       $ 38,104       $      0
                                                            ========       ========       ========

     Change in plan assets
      Fair value of assets at end of prior fiscal year      $ 40,325       $ 40,390       $ 38,759
      Actual return on plan assets                             4,181          2,701          7,315
      Benefits paid                                           (4,116)        (4,332)        (2,926)
      Settlement                                                  --             --        (40,322)
                                                            --------       --------       --------
      Fair value of assets at end of year                   $ 40,390       $ 38,759       $  2,826
                                                            --------       --------       --------

     Funded status                                          $  4,334       $    655       $  2,826
      Unrecognized net actuarial (gain)/loss                  (1,195)         3,234          3,295
      Settlement                                                  --             --         (3,295)
                                                            --------       --------       --------
      Prepaid pension cost                                  $  3,139       $  3,889       $  2,826
                                                            ========       ========       ========

Net pension expense (income) excluding the loss on termination consists of the following components:

                                                                         1998           1999           2000
                                                                       --------       --------       --------
Service cost - benefits earned during the period                       $     --       $     --       $     --
Interest cost on projected benefit obligation                             2,416          2,265          2,670
Actual return on plan assets                                             (4,181)        (2,701)        (7,315)
Net amortization                                                            776           (314)         4,052
                                                                       --------       --------       --------
Net pension expense (income)                                           $   (989)      $   (750)      $   (593)
                                                                       ========       ========       ========

The assumptions used in determining the actuarial present value of benefit obligations and the net periodic pension costs are as follows:


                                                                           1998           1999           2000
                                                                           ----           ----           ----
        Expected long-term return on assets - both plans                    9.0%           9.0%           9.0%
        Weighted average discount rate                                     6.75%          7.50%          7.50%

The plans' assets include marketable equity securities, guaranteed interest contracts, and corporate and government debt securities.

The Company had a contributory Profit Sharing and Retirement Savings Plan for the employees of Chatham. The Plan provided for contributions to the Plan by the Company as designated by the Board of Directors and voluntary contributions by the employees from 1% to 10% of their compensation. Effective January 1, 1995, this plan was amended and restated, converting it into The 401(k) Plan for Associates of CMI Industries, Inc., which covers substantially all of the Company's associates. Under the 401(k) Plan, the Company matches 50% of employee contributions, not to exceed 2% of pay, for all eligible and participating associates. Additionally, the Company can make additional contributions at the discretion of the Board of Directors. The Company's matching contributions totaled $1,167 for 1998, $1,026 for 1999, and $827 for 2000.

The Company is substantially self-insured for employee health and workers' compensation benefits. Provision for claims under these self-insured programs is recorded based upon actuarially determined estimates of the aggregate liability for claims incurred. The Company has accrued $2,740 and $2,220 for payments under these plans at January 1, 2000 and December 30, 2000, respectively.

In connection with the acquisition of Chatham, the Company assumed obligations under a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified plan that provides certain current and former Chatham officers defined pension benefits in excess of limits imposed by federal tax law. At January 1, 2000, and December 30, 2000, the accrued SERP liability was $3,211 and $3,075, respectively, which equals the projected benefit obligation and is included in other liabilities in the accompanying balance sheets. The expense was $263, $266 and $277 for the periods ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively. An irrevocable trust has been established to hold certain assets of the Company (life insurance contracts with a net cash value of $1,476 at December 30, 2000) as a reserve for the discharge of liabilities under the plan.

The 1989 CMI Industries, Inc. Non-Qualified Stock Option Plan provided for the grant of up to 35,000 shares of common stock. In 1992, Chatham's Board of Directors adopted the Chatham Manufacturing, Inc. 1992 Non-Qualified Stock Option Plan which provided for the grant of up to 140,000 shares of Chatham common stock. Options to purchase Chatham common stock were converted to options to purchase the Company's stock. In 1994, the Company adopted the 1994 CMI Industries, Inc. Stock Option Plan which provided for the grant of up to 50,000 shares of the Company's stock. As of December 30, 2000, options to acquire 173,000 shares of the Company's common stock were outstanding and were fully vested. In 2000, the Company's Board of Directors approved an amendment to each of the Stock Option Plans which reduced the exercise price on all outstanding options to $9 per share and extended the term on certain options for five years.

Management has determined that no compensation expense should be recorded based on these options. Since the inception of these plans, 500 options have been exercised. The Company accounts for stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, there would not have been a material impact on the Company's net income.

7. RECEIVABLES, INVENTORIES, PROPERTY, PLANT AND EQUIPMENT, AND INTANGIBLE AND OTHER ASSETS

Receivables, inventories, other current assets, property, plant and equipment, and intangible and other assets at January 1, 2000 and December 30, 2000 consisted of the following:

                                                                          1999            2000
                                                                       ---------       ---------
     Receivables:
          Trade                                                        $  27,488       $  19,164
          Income tax receivable                                            2,749           4,000
          Other                                                              225             334
                                                                       ---------       ---------
                                                                          30,462          23,498
     Less allowance for doubtful accounts                                   (700)         (1,025)
                                                                       ---------       ---------
                                                                       $  29,762       $  22,473
                                                                       =========       =========
     Inventories:
          Raw materials                                                $   3,844       $   2,664
          Work-in-progress                                                10,788           8,728
          Finished goods                                                   6,340           7,260
          Supplies                                                         2,262           1,247
                                                                       ---------       ---------
                                                                       $  23,234       $  19,899
                                                                       =========       =========

Other current assets:
      Prepaid employee benefit costs                                         861             862
      Other                                                                  299             235
                                                                       ---------       ---------
                                                                       $   1,160       $   1,097
                                                                       =========       =========

Property, plant and equipment:
      Land and land improvements                                       $   1,973       $   1,951
      Buildings and leasehold improvements                                33,969          34,533
      Machinery and equipment                                            166,795         164,707
      Construction in progress                                             1,000             290
                                                                       ---------       ---------
                                                                         203,737         201,481
      Less accumulated depreciation                                     (145,163)       (168,572)
                                                                       ---------       ---------
                                                                       $  58,574       $  32,909
                                                                       =========       =========


Intangible and other assets:
      Debt issuance costs, net                                         $   1,546       $     681
      Cash value of life insurance, net of policy loans of $4,695
        at January 1, 2000 and $5,259 at December 30, 2000                 1,773           1,850
      Prepaid pension cost                                                 3,889           2,826
      Other                                                                2,992           2,868
                                                                       ---------       ---------
                                                                       $  10,200       $   8,225
                                                                       =========       =========

8.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at January 1, 2000, and December 30, 2000 consist of the following:

                                                          1999        2000
                                                         ------      ------
      Accrued interest                                   $3,254      $1,859
      Accrued compensation                                  790         293
      Reserve for self insurance                          1,750       1,815
      Accrued restructuring charges                         580       1,046
      Other                                                 362         178
                                                         ------      ------
          Total accrued expenses                         $6,736      $5,191
                                                         ======      ======

      Accrued SERP, deferred compensation and other      $8,116      $7,574
      Accrued severance liability                           482          --
                                                         ------      ------
          Total noncurrent other liabilities             $8,598      $7,574
                                                         ======      ======

9.       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases certain office facilities and equipment under various operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at December 30, 2000:

                  2001                                $ 2,140
                  2002                                  1,811
                  2003                                  1,337
                  2004                                    816
                  Thereafter                              376
                                                      -------
                  Total minimum lease payments        $ 6,480
                                                      =======

Rental expense for continuing operations was $1,058 for 1998, $2,246 for 1999, and $2,748 for 2000. The majority of these leases require the Company to pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

Environmental site evaluations have been performed which concluded that some form of groundwater and soil remediation will be required by the Company. The Company has initiated various remediation projects and continues to monitor these projects on an ongoing basis. Additionally, the Company may be required to perform asbestos abatement. The Company believes that sufficient amounts are accrued as of December 30, 2000 for the cost of these expenditures.

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

As of December 30, 2000 the Company was committed to future capital expenditures of $575.

9.       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

The Company purchases significant amounts of cotton, one of its primary raw materials, through commodity contracts. At December 30, 2000, all fixed contracts were at prices which approximated or were below current market prices, or were purchased to hedge firm sales orders from customers in which the Company believes it has maintained margins at, or above, recent levels. The Company's financial results are impacted by the variability of cotton and other raw material prices.

On March 14, 2000, the Company, pursuant to a Stock Acquisition Agreement dated February 23, 2000 between the Company and certain of its stockholders who are affiliated with ML Capital Partners, purchased 994,387 shares of the Company's Common Stock held by the affiliates of ML Capital Partners for a purchase price of $9.00 per share or an aggregate of $8,949,483. As a result of this transaction, the stockholder affiliates of ML Capital Partners which previously owned more than 62% of the outstanding Common Stock of the Company no longer own any Common Stock. Instead, members of management and other stockholders with historical ties to the Company own all of the outstanding shares of Common Stock. The consideration paid to the stockholder affiliates of ML Capital Partners was funded through the Company's secured revolving credit facility.

10. RESTRUCTURING CHARGES, PLANT CLOSINGS, WRITE DOWN OF CERTAIN LONG-LIVED ASSETS AND OTHER NONRECURRING ASSET WRITE OFFS

In December 1995, the Company approved a plan to pursue restructuring initiatives in all divisions. These initiatives were completed by December 1996 and included the closure of one of its manufacturing facilities, the consolidation of certain operations and the disposition of idle equipment and inventories. The Company also downsized its corporate operations. The restructuring charges also consist of costs for the severance and retirement of approximately 700 associates, including the termination of consulting contracts, insurance, vacation, and related expenses. Related to this decision, the Company reported a $12,900 charge to earnings in 1995.

In the second quarter of 1999, the Company approved a plan to pursue additional restructuring initiatives in all divisions. These initiatives were focused on discontinuing certain weaving and yarn manufacturing operations and consolidating certain manufacturing capacity, realigning certain management responsibilities and disposing of idle equipment and related inventories. These initiatives were completed in 2000. The restructuring initiatives included the termination and retirement of approximately 170 associates, including the associated severance costs relating to insurance, vacation and other benefits. The Company reported a $7,000 charge to earnings in 1999 in connection with the restructuring initiatives.

In connection with the restructuring charges reported in 1995 and 1999, the Company made certain estimates concerning the net realizable value of disposing of certain assets and the amount required to ultimately fund certain benefits. In 1998 and 2000, the Company recognized that its losses or expenses associated with these estimates were overstated and consequently has reported a credit to the restructuring charge of $1,345 in 1998 and $1,100 in 2000. As of December 30, 2000, the Company had no remaining accruals or liabilities associated with the 1995 or 1999 restructuring.

10. RESTRUCTURING CHARGES, PLANT CLOSINGS, WRITE DOWN OF CERTAIN LONG-LIVED ASSETS AND OTHER NONRECURRING ASSET WRITE OFFS (CONTINUED)

The Company's Greige Division continues to be negatively affected by the growing availability of lower priced Asian fabrics which has suppressed market selling prices and reduced demand for domestically produced greige fabrics. During fiscal 1999 and 2000, the Company has reported operating losses of $11.9 million and $19.4 million, respectively, for the Greige Division.

In the fourth quarter of 2000, the Company approved a plan to further reduce its capacity for greige fabrics. The plan included the permanent closing of its Geneva, Alabama, and Bailey Plant (Clinton, SC) operations and the consolidation of certain technology to its Vance Complex in Clinton, SC. The Company expects that by reducing its productive capacity to levels more in line with market demand and consolidating its most productive equipment, it will allow its Greige Division to compete more cost effectively in the current market environment. The initiatives include the termination of approximately 350 associates and the disposition of the idle facilities, equipment and related inventories. As part of the downsizing plan, the company reported a $6.1 million charge in the fourth quarter consisting of the following:

         Severance and related benefit costs                $  725
         Inventory write-offs                                1,225
         Property, plant & equipment write-offs              4,150
                                                            ------
                                                            $6,100
                                                            ======

The assets that have been identified for sale for the Geneva and Bailey operations described above have a net book value of approximately $8.2 million at December 30, 2000 after the write-down described above. Such assets are included in the inventory and property, plant and equipment caption in the accompanying balance sheet. The fair value of such assets was determined primarily by actual proceeds, or third party offers, received in fiscal 2001.

Management is continuing to evaluate alternatives to improve the operating performance of the Greige Division. Management believes that the downsizing and consolidation plan discussed above will not result in the Vance Complex generating sufficient cash flows to cover the carrying amounts of its underlying assets. As such, at December 30, 2000, the Company has reported a $12.0 million impairment charge on the buildings and machinery and equipment associated with this business. Fair values of such assets were estimated by management based on their knowledge of the market for such assets and their experience with selling the Geneva and Bailey assets described above. The net book value of the Vance Complex building, land and property, plant and equipment after considering the impairment charge is approximately $7.5 million at December 30, 2000.

The $6.1 million charge for plant closings and $12.0 million impairment charge in fiscal 2000 are both included in the provision for restructuring and other nonrecurring asset write-offs caption in the accompanying statement of operations.


11.      WRITE-OFF OF MERGER COSTS

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

12.      SEGMENT INFORMATION

The Company manages its businesses through two operating divisions: the Greige Fabrics Division and the Elastic Fabrics Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. Information about the Company's two segments and the items necessary to reconcile this information to the Company's consolidated results are as follows:

                                                                              1998             1999             2000
                                                                           ---------        ---------        ---------
     Net sales
        Greige                                                             $ 147,066        $ 111,978        $ 109,557
        Elastics                                                              95,435           99,042           85,155
                                                                           ---------        ---------        ---------
         Total                                                             $ 242,501        $ 211,020        $ 194,712
                                                                           =========        =========        =========

     Operating income (loss) before nonrecurring items
        Greige                                                             $   9,629        $ (11,875)       $ (19,360)
        Elastics                                                               9,646           11,366            6,526
        Corporate                                                             (4,232)          (3,662)          (3,342)
                                                                           ---------        ---------        ---------
        Total                                                                 15,043           (4,171)         (16,176)

     Nonrecurring items                                                          304            7,000           18,500
     Interest expense                                                         12,759           12,910           11,552
     Other expense (income), net                                              (1,096)            (695)            (473)
                                                                           ---------        ---------        ---------

     Income (loss) from continuing operations before
         income taxes and extraordinary item                               $   3,076        $ (23,386)       $ (45,755)
                                                                           =========        =========        =========
     Operating margin before nonrecurring items
        Greige                                                                  6.55%          (10.60)%         (17.67)%
        Elastics                                                               10.11            11.48             7.66
                                                                           ---------        ---------        ---------
         Total                                                                  6.20%           (1.98)%          (8.31)%
                                                                           =========        =========        =========

     Identifiable assets
        Greige                                                             $  77,239        $  68,097        $  38,610
        Elastics                                                              42,394           39,824           31,577
        Corporate                                                             23,192           20,706           16,958
                                                                           ---------        ---------        ---------
         Total assets of continuing operations                             $ 142,825        $ 128,627        $  87,145
                                                                           =========        =========        =========

     Depreciation and amortization
        Greige                                                             $   8,811        $   9,016        $   8,008
        Elastics                                                               2,920            2,360            2,252
        Corporate                                                                862              899              835
                                                                           ---------        ---------        ---------
         Total depreciation and amortization of continuing operations      $  12,593        $  12,275        $  11,095
                                                                           =========        =========        =========

     Capital expenditures
        Greige                                                             $   5,983        $   2,030        $    (445)
        Elastics                                                                (714)           2,811              846
        Corporate                                                                (36)              30              (78)
                                                                           ---------        ---------        ---------
            Total                                                          $   5,233        $   4,871        $     323
                                                                           =========        =========        =========

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

           For the Three Years Ended January 2, 1999, January 1, 2000
                              and December 30, 2000
                                 (in thousands)

                               Balance at                                                 Balance at
                               Beginning    Additions at                     Other          End of
                               of Period      Cost(1)      Retirements      Changes         Period
                               ----------   ------------   -----------     ---------      ----------
1998
Land and land improvements      $  1,979      $    --        $    (9)      $       3       $  1,973
Buildings                         31,698           --             --             275         31,973
Machinery and equipment          159,520           --         (2,360)          4,202        161,362
Leasehold improvements               836           --             --              --            836
Construction in progress           2,871        6,033             --          (4,480)         4,424
                                --------      -------        -------       ---------       --------
                                $196,904      $ 6,033        $(2,369)      $      --       $200,568
                                ========      =======        =======       =========       ========

1999
Land and land improvements      $  1,973      $    --        $    --       $      --       $  1,973
Buildings                         31,973           --             --           1,160         33,133
Machinery and equipment          161,362           --         (1,412)          6,844        166,794
Leasehold improvements               836           --             --              --            836
Construction in progress           4,424        4,580             --          (8,004)         1,000
                                --------      -------        -------       ---------       --------
                                $200,568      $ 4,580        $(1,412)      $      --       $203,736
                                ========      =======        =======       =========       ========

2000
Land and land improvements      $  1,973      $    --        $   (37)      $      15       $  1,951
Buildings                         33,133           --             (2)            566         33,697
Machinery and equipment          166,794           --         (4,081)          1,994        164,707
Leasehold improvements               836           --             --              --            836
Construction in progress           1,000        1,865             --          (2,575)           290
                                --------      -------        -------       ---------       --------
                                $203,736      $ 1,865        $(4,120)      $      --       $201,481
                                ========      =======        =======       =========       ========

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

           For the Three Years Ended January 2, 1999, January 1, 2000,
                              and December 30, 2000
                                 (in thousands)

                                 Balance at                                                          Balance at
                                 Beginning      Additions at                         Other             End of
                                 of Period        Cost(1)        Retirements       Changes(2)          Period
                                 ----------     ------------     -----------       ----------        ----------
                                                                                                          1998
Land and land improvements        $     15        $      4         $     --         $      --         $     19
Buildings                           12,829           1,598               --                --           14,427
Machinery and equipment            109,448          10,426           (1,502)               --          118,372
Leasehold improvements                 381              --               --               (21)             360
                                  --------        --------         --------         ---------         --------
                                  $122,673        $ 12,028         $ (1,502)        $     (21)        $133,178
                                  ========        ========         ========         =========         ========

                                                                                                          1999
Land and land improvements        $     19        $      3         $     --         $      --         $     22
Buildings                           14,427           1,602               --                --           16,029
Machinery and equipment            118,372          10,110           (1,108)            1,282          128,656
Leasehold improvements                 360              95               --                --              455
                                  --------        --------         --------         ---------         --------
                                  $133,178        $ 11,810         $ (1,108)        $   1,282         $145,162
                                  ========        ========         ========         =========         ========

                                                                                                          2000
Land and land improvements        $     22        $      4         $     --         $      --         $     26
Buildings                           16,029           1,682               (1)            5,128           22,838
Machinery and equipment            128,656           8,872           (3,487)           11,138          145,179
Leasehold improvements                 455              74               --                --              529
                                  --------        --------         --------         ---------         --------
                                  $145,162        $ 10,632         $ (3,488)        $  16,266         $168,572
                                  ========        ========         ========         =========         ========


(1) Depreciation is provided for financial reporting purposes on the straight-line method over the following estimated useful lives for the periods indicated.


                                      1998             1999             2000
                                    --------         --------         --------
         Buildings                  20 years         20 years         20 years
         Land improvements          20 years         20 years         20 years
         Machinery and equipment    3-10 years       3-10 years       3-10 years

(2) The Company has recorded the 1999 nonrecurring write-off of property, plant and equipment and 2000 plant closure and impairment charges in other changes to accumulated depreciation and amortization.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           FOR THE THREE YEARS ENDED JANUARY 2, 1999, JANUARY 1, 2000
                              AND DECEMBER 30, 2000
                                 (IN THOUSANDS)


                                             Balance at                               Balance at
                                             Beginning      Additions                   End of
Description                                  of Period       at Cost    Deductions      Period
                                             ----------     ---------   ----------    ----------

Year ended January 2, 1999:
         Allowance for doubtful accounts        $700          $126        $(326)        $  500
                                                ====          ====        =====         ======

Year ended January 1, 2000:
         Allowance for doubtful accounts        $500          $227        $ (27)        $  700
                                                ====          ====        =====         ======

Year ended December 30, 2000:
         Allowance for doubtful accounts        $700          $380        $ (55)        $1,025
                                                ====          ====        =====         ======

Report of Independent Public Accountants


To The Board of Directors of
CMI Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of CMI Industries, Inc. and subsidiaries included in this annual report and have issued our report thereon dated March 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ ARTHUR ANDERSEN LLP


Columbia, South Carolina
March 30, 2001

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       --------------------------------------------------------------
4.8               Notice of Voluntary Reduction of Credit Facility and Revolving
                  Credit Amount dated December 11, 2000

4.9               Assignment and Acceptance of Bank of America, N.A. to Fleet
                  Capital Corporation, dated December 11, 2000

12                Computation of Ratio of Earnings to Fixed Charges

21                Subsidiaries of CMI Industries, Inc.

23.1              Consent and Report on Financial Statement Schedules of
                  Arthur Andersen LLP