Form 10-Q
period 2001-03-31
CMI INDUSTRIES INC
filed 2001-05-22
CIK 911221

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

      For the quarterly period ended March 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ____________________

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified, on its charter)


                   DELAWARE                                      57-0836097
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                 Identification No.)


1301 GERVAIS STREET, SUITE 700, COLUMBIA, SOUTH CAROLINA             29201
--------------------------------------------------------           ----------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number including area code:              (803) 771-4434


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (See Note Below)

CMI INDUSTRIES, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF THE INDENTURE GOVERNING ITS 9 1/2% SENIOR SUBORDINATED NOTES DUE 2003.

As of March 30, 2001, there were 595,031 shares of Common Stock outstanding.


================================================================================

      PART I      FINANCIAL INFORMATION

      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's omitted except per share data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                  APRIL 1,        MARCH 30,
                                                                   2000             2001
                                                                 --------          --------
Net sales                                                        $ 56,760          $ 37,764
Cost of sales                                                      54,188            40,464
                                                                 --------          --------
         Gross profit (loss)                                        2,172            (2,700)
Selling, general and administrative expenses                        3,512             3,161
                                                                 --------          --------
         Operating (loss)                                          (1,340)           (5,861)
Other income (expense):
     Interest expense                                              (3,282)           (1,959)
     Other, net                                                       179                94
                                                                 --------          --------
                                                                   (3,103)           (1,865)
         Loss before income taxes and
            extraordinary item                                     (4,443)           (7,726)
Provision for income taxes                                         (1,705)               --
                                                                 --------          --------
         Loss before extraordinary item                            (2,738)           (7,726)
Extraordinary gain on repurchase of debt, net of taxes              5,701                --
                                                                 --------          --------
         Net income (loss) from continuing operations            $  2,963          $ (7,726)
Income (loss) from discontinued operations                             94               (44)
                                                                 --------          --------
         Net income (loss)                                       $  3,057          $ (7,770)
                                                                 ========          ========
Average shares outstanding during period                            1,392               595

Net income (loss) per share                                      $   2.20          $ (13.06)

Depreciation and amortization from continuing operations
     included in the above costs and expenses:                   $  2,922          $  1,817


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      December 30, 2000 and March 30, 2001
                                 (000's omitted)


                                                                    DECEMBER 30,       MARCH 30,
                                                                       2000               2001
                                                                    ---------          ---------
                                                                                      (UNAUDITED)

ASSETS
      Current assets:
          Cash and cash equivalents                                 $     578          $     508

          Receivables, less allowance for doubtful
              accounts of $1,025 and $1,050, respectively              22,473             26,189

          Inventories: (note 3)
              Raw materials                                             2,664              2,842
              Work-in-process                                           8,728              8,060
              Finished goods                                            7,260              6,868
              Supplies                                                  1,247              1,265
                                                                    ---------          ---------
                                                                       19,899             19,035

          Net assets of discontinued operations held for sale           8,192                 --
          Deferred income taxes                                         1,964              1,964
          Other current assets                                          1,097              1,308
                                                                    ---------          ---------
              Total current assets                                     54,203             49,004

      Property, plant and equipment: (note 4)
          Land and land improvements                                    1,951              1,833
          Buildings and leasehold improvements                         34,533             27,538
          Machinery and equipment                                     164,707            132,267
          Construction in progress                                        290                492
                                                                    ---------          ---------
                                                                      201,481            162,130
          Less accumulated depreciation and amortization             (168,572)          (132,037)
                                                                    ---------          ---------
                                                                       32,909             30,093

      Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets                        8,225              7,561
                                                                    ---------          ---------
                                                                    $  95,337          $  86,658
                                                                    =========          =========

                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      December 30, 2000 and March 30, 2001
                                 (000's omitted)

                                                                                DECEMBER 30,         MARCH 30,
                                                                                   2000                 2001
                                                                                ------------         ---------
                                                                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Current liabilities:
             Payable - book overdraft                                             $  5,436          $  3,352
             Accounts payable                                                        5,536             6,860
             Accrued expenses, including restructuring charges                       5,191             6,902
             Current portion of long-term debt                                       3,979             1,611
             Net liabilities associated with discontinued operations                    --               861
                                                                                ----------          --------
             Total current liabilities                                              20,142            19,586

         Long-term debt (note 2)                                                    75,163            75,178
         Other liabilities                                                           7,574             7,206

         Stockholders' equity (deficit):
             Common stock of $1 par value per share; 820,000 shares authorized,
                595,031 shares issued and outstanding at
                December 30, 2000 and March 30, 2001                                   595               595
             Paid-in capital                                                           862               862
             Retained earnings (deficit) (note 2)                                   (8,999)          (16,769)
                                                                                    ------           -------
                Total stockholders' equity (deficit)                                (7,542)          (15,312)
                                                                                  ---------         --------
                                                                                  $ 95,337          $ 86,658
                                                                                   =======           =======







                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
           For the Three Months Ended April 1, 2000 and March 30, 2001
                                 (000's Omitted)


                                                                          APRIL 1,             MARCH 30,
                                                                           2000                  2001
                                                                       ------------            ----------
                                                                       (unaudited)            (unaudited)
Cash flows from operating activities:
      Net income (loss)                                                     $ 2,963          $ (7,726)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
          Depreciation and amortization                                       2,922             1,817
          Gain on purchase of Senior Subordinated Notes                      (9,338)               --
          Changes in assets and liabilities:
               Receivables                                                   (4,403)           (3,716)
               Inventories                                                   (2,526)              864
               Other current assets                                            (356)             (211)
               Other assets                                                     300               563
               Net change in payable book overdraft                             399            (2,084)
               Accounts payable                                               2,627             1,324
               Accrued expenses                                               1,932             1,711
               Deferred income taxes                                          1,932                --
               Other liabilities                                               (558)             (368)
                                                                           --------          --------
          Net cash provided by (used in) operating activities                (4,106)           (7,826)
                                                                           --------          --------

Cash flows from discontinued operating activities:
      Net income (loss)                                                          94               (44)
      Depreciation and amortization                                           1,086                34
      Change in net assets of discontinued operations                          (710)            9,019
                                                                           --------          --------
          Net cash provided by operating activities                             470             9,009
                                                                           --------          --------
Cash flows from investing activities:

      Proceeds from (purchases of) property, plant &equipment, net             (354)            1,115
                                                                           --------          --------
          Net cash provided by (used in) investing activities                  (354)            1,115
                                                                           --------          --------

Cash flows from financing activities:
      Net borrowings (repayments) on revolving credit facilities             21,632            (2,368)
      Purchase of Senior Subordinated Notes                                 (10,462)               --
      Purchase of common stock                                               (8,949)               --
                                                                           --------          --------
          Net cash provided by (used in) financing activities                 2,221            (2,368)
                                                                           --------          --------
          Net decrease in cash                                               (1,769)              (70)

Cash and cash equivalents at beginning of year                                2,263               578
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $    494          $    508
                                                                           ========          ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                         $  1,158          $     --
                                                                           ========          ========


                             See Accompanying Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 30, 2001, the Consolidated Statements of Cash Flows for the three months ended April 1, 2000 and March 30, 2001, and the Consolidated Statements of Operations for the three months then ended. All dollar amounts contained in the financial statements and accompanying notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of December 30, 2000 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

MANAGEMENT PLANS

         The Company reported a loss from continuing operations of $7,726 for the three months ended March 30, 2001, and a loss of $44 relating to the Chatham Division which was discontinued in 2000. This compares to income from continuing operations of $2,963 for the three months ended April 1, 2000 and income from the Chatham Division of $94. In 2000, the Company concluded that it would divest the Chatham Division because of its inability to commit the required capital to this business segment. Additionally, the Company continues to assess other strategic alternatives which are consistent with maximizing shareholder value, improving liquidity and maximizing its tax planning opportunities and attributes. The Company's Greige Fabrics Division continues to be negatively affected by the growing availability of lower priced Asian fabrics which have suppressed market selling prices and reduced demand for domestically produced greige fabrics. The Company has reported an operating loss of $5,808 for the Greige Fabrics Division through the three months ended March 30, 2001 as compared to an operating loss of $2,847 for the same period in 2000. The Company has been implementing various downsizing and cost reduction initiatives to improve the operating performance of the Greige Fabrics Division and realign its operations in an effort to improve operating margins going forward. Despite these efforts, market conditions for woven greige fabrics continues to deteriorate, and given the suppressed selling prices for these fabrics, the Company announced on May 9 that it would permanently close its Vance Complex in Clinton, South Carolina and is considering divesting its remaining operating assets associated with the Greige Fabrics Division. The Company expects to report additional restructuring charges related to this effort which cannot currently be estimated. The Company is currently in discussions with various parties related to the potential sale of the remaining assets of the Greige Fabrics Division but no formal agreements have been agreed to at this time.

         Throughout 2000 and 2001, the Company has sold, closed or consolidated several manufacturing facilities as part of its initiatives to remain competitive. In 2001, the Company expects to utilize the proceeds received from a $4 million refund from the IRS, excess assets available from the Company's terminated defined benefit plan, and the funds available from disposing of idle facilities and equipment in the Greige Fabrics Division to continue to maintain adequate liquidity for its on-going business.

         The Company believes these initiatives will result in the elimination of losses reported in the Greige Fabrics Division and allow the Company to refocus its efforts back to the Elastic Fabrics Division where historically, the Company generated significantly better returns. These initiatives will also enable the Company to utilize proceeds available from such initiatives discussed above plus additional senior secured bank financing to potentially significantly reduce its long-term debt obligations and interest expense in 2001.

         The Company expects these initiatives to result in future profitability; however, such plans require management to make estimates and assumptions regarding future operations, the availability of financing and the continued willingness of bondholders to sell the Notes back to the Company at prices significantly below face value. The Company had engaged the services of a financial advisor to work with the Company in developing and completing these strategies (see Part II - Item 5).

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

         During 2000, the Company purchased $49,675 (face value) of these notes in the open market at prices lower than face value. After a reduction of $664 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $28,105, net of income taxes. The recorded balance of $75,178 at March 30, 2001, is presented net of $142 of unamortized bond issue discount that is being amortized over the period to maturity. The latest information available indicates the fair value of the Notes was approximately $12,000 at March 30, 2001. The fair value presented herein is not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new credit agreement. The Company and its lenders amended the new credit agreement in February 1997 to reduce the borrowing limit to $65 million and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility to March 2002. In connection with the sale the furniture fabric assets on May 1, 2000, the automotive assets on October 27, 2000 and the consumer products assets on January 5, 2001, the Company and its lenders amended the facility to allow for the disposition of those assets, reduce the borrowing limit under the facility and waive or amend certain financial covenants. Currently, the secured revolving credit facility has been reduced to a borrowing limit of $22 million and all financial covenants have been waived through May 31, 2001. The borrowings under the amended credit agreement are secured by all receivables, certain inventories and certain intangibles.

Long-term debt as of December 30, 2000 and March 30, 2001 consisted of:


                                                                  DECEMBER 30, 2000       MARCH 30, 2001
                                                                  -----------------       --------------
         Borrowings under credit agreements:
                  Secured revolving credit facility                   $  3,979               $  1,611
                  Senior subordinated notes, net                        75,163                 75,178
                                                                       -------                -------
                                                                        79,142                 76,789
         Less current portion                                            3,979                  1,611
                                                                       -------                -------
         Long-term debt                                                $75,163                $75,178
                                                                       =======                =======


         The amended secured revolving credit facility requires a commitment fee of 1/2 of 1% per annum on all unused amounts and as of March 30, 2001, the Company could have borrowed an additional $17 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate or a eurodollar rate plus 1 3/4%. At March 30, 2001, the prime borrowing interest rate on the revolving credit facility was 8.25%.

         The credit agreement and indenture pursuant to which the Notes were issued contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreement and the indenture contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of March 30, 2001, the Company was not authorized to pay any dividends or make any capital stock purchases.

         On April 2, 2001, the Company elected to defer the payment of approximately $3.6 million of interest on the Notes payable that date and entered the 30-day grace period provided in the indenture. On April 5, 2001, CMI also announced that it was attempting to purchase the Notes pursuant to a Tender Offer. The Company was in substantive negotiations with the Noteholders until May 3, 2001 when certain Noteholders filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the District of Delaware. The Company is contesting the bankruptcy petition and on May 8, 2001, the Company filed a motion in the Bankruptcy Court for the District of Delaware requesting dismissal of the involuntary petition. (See Part II--Item 5 for additional information regarding the bankruptcy proceeding.)

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2002, June 30, 2001, January 11, 2002 and April 10, 2002, respectively. At March 30, 2001, the Company owed no amount under these letters of credit.

NOTE 3:

DISCONTINUED OPERATIONS:

         During 2000, the Company substantially completed the sale of a majority of the assets of its Chatham Division. On May 1, 2000, the Company completed the sale of the furniture assets of the Chatham Division to Interface Fabrics Group, Inc. for a purchase price of $25.6 million in cash. On October 27, 2000, the Company completed the sale of the automotive assets of the Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a purchase price of $19.0 million in cash. Proceeds from the sale of the furniture assets and automotive assets have been used to pay down outstanding obligations under the secured revolving credit facility. On January 5, 2001, the Company completed the sale of the consumer products assets of its Chatham Division to WestPoint Stevens, Inc. for a purchase price of $6.7 million.

         The entire Chatham Division is considered one segment under APB Opinion No. 30: "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with APB Opinion No. 30, the measurement date for the sale of the Chatham Division is October 27, 2000. The Company has reported the results of the operations of the Chatham Division and the loss on disposal as discontinued operations during the three months ended March 30, 2001. The results of operations for all periods presented have been restated for the discontinued operations. Net assets associated with the Chatham Division have been segregated on the balance sheet and reflect the remaining net liabilities as of March 30, 2001 as follows:

                                                                                               MARCH 30, 2001
                                                                                               --------------
Net assets/liabilities of discontinued operations:
     Current assets                                                                                 $   966
     Property, plant and equipment                                                                    1,238
     Other assets                                                                                       128
     Liabilities                                                                                     (3,193)
                                                                                                     ------
         Net liabilities of discontinued operations                                                 $   861

Summary operating results for Chatham Division are as follows for the three months ended:


                                                                   APRIL 1, 2000            MARCH 30, 2001
                                                                   -------------            --------------
     Revenues                                                         $40,812                  $  230
     Costs and expenses                                                40,700                     274
                                                                       ------                   -----
         Income (loss) from discontinued operations before taxes          112                     (44)
     Income tax expense                                                    18                      --
                                                                      -------                 -------
         Income (loss) from discontinued operations                   $    94                  $  (44)
                                                                      =======                   ======


NOTE 4:

INVENTORIES:

         Inventories at December 30, 2000 and March 30, 2001 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor and manufacturing overhead.

NOTE 5:

PROPERTY, PLANT AND EQUIPMENT:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

NOTE 6:

SEGMENT INFORMATION

         The Company manages its continuing operations through two operating divisions: the Greige Fabrics Division and the Elastic Fabrics Division. The Greige Fabrics Division produces greige woven fabrics, such as printcloths, broadcloths, twills and other fabrics used in home furnishings, apparel and industrial applications. As previously mentioned in Note 1--Management Plans, on May 9, 2001, the Company permanently closed its Vance Complex in Clinton, South Carolina. As a result of such closure, the Company is considering divesting its remaining operating assets associated in the Greige Fabrics Division. The Elastic Fabrics division produces woven and knitted elasticized fabrics used in the manufacturing of intimate apparel, activewear and swimwear. Information about the Company's two segments and the items necessary to reconcile this information to the Company's consolidated results from continuing operations are as follows:

                                                                               THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                        APRIL 1, 2000       MARCH 30, 2001
                                                                     -------------------   -----------------
Net sales
        Greige                                                            $  33,310           $  19,643
        Elastics                                                             23,450              18,121
                                                                          ---------           ---------
        Total                                                             $  56,760           $  37,764
                                                                          =========           =========

Operating income (loss) before nonrecurring items
        Greige                                                            $  (2,847)          $  (5,808)
        Elastics                                                              2,204                 872
        Corporate                                                              (697)               (925)
                                                                          ---------           ---------
        Total                                                                (1,340)             (5,861)

Interest expense                                                              3,282               1,959
Other expense (income), net                                                    (179)                (94)
                                                                          ---------           ---------

Loss from continuing operations before income taxes
        and extraordinary item                                            $  (4,443)          $  (7,726)
                                                                          =========           =========

Operating margin:
        Greige                                                                 (8.5)              (29.6)
        Elastics                                                                9.4                 4.8
                                                                          ---------           ---------
        Total                                                                  (2.4)%             (15.5)%
                                                                          =========           =========

Identifiable assets:
     Greige                                                               $  69,447           $  34,938
     Elastics                                                                42,373              35,814
     Corporate                                                               17,307              15,906
                                                                          ---------           ---------
     Total assets of continuing operations                                $ 129,127           $  86,658
                                                                          =========           =========

Depreciation and amortization:
     Greige                                                               $   2,152           $   1,063
     Elastics                                                                   558                 571
     Corporate                                                                  212                 183
                                                                          ---------           ---------
     Total depreciation and amortization of continuing operations         $   2,922           $   1,817
                                                                          =========           =========


NOTE 7:

RESTRUCTURING CHARGES

RESTRUCTURING CHARGES AND PLANT SHUTDOWN COSTS

         The Company's Greige Fabrics Division continued to be negatively affected by the growing availability of lower priced Asian fabrics which has suppressed market selling prices and reduced demand for domestically produced greige fabrics. During fiscal 1999 and 2000, the Company has reported operating losses of $11.9 million and $19.4 million, respectively, for the Greige Fabrics Division.

         In the fourth quarter of 2000, the Company approved a plan to further reduce its capacity for greige fabrics. The plan included the permanent closing of its Geneva, Alabama, and Bailey Plant (Clinton, SC) operations and the consolidation of certain technology to its Vance Complex in Clinton, SC. The Company expected that by reducing its productive capacity to levels more in line with market demand and consolidating its most productive equipment, it would allow its Greige Fabrics Division to compete more cost effectively in the current market environment. The initiatives included the termination of approximately 350 associates and the disposition of the idle facilities, equipment and related inventories. As part of the downsizing plan, the company reported a $6.1 million charge in the fourth quarter 2000 and continues to reserve the following items in the accompanying balance sheet as of March 30, 2001:

                                                            MARCH 30, 2001
                                                            --------------

             Severance and related benefit costs                 $  427
             Inventory write-offs                                 1,089
             Property, plant & equipment write-offs               3,690
                                                                  -----
                                                                 $5,206
                                                                  =====

         The assets that have been identified for sale for the Geneva and Bailey operations described above have a net book value of approximately $4.1 million at March 30, 2001 after the write-down described above. Such assets are included in the inventory and property, plant and equipment caption in the accompanying balance sheet. The fair value of such assets was determined primarily by actual proceeds, or third party offers, received in fiscal 2001.

         Management was evaluating other alternatives to improve the operating performance of the Greige Fabrics Division. Management believed that the downsizing and consolidation plan discussed above would not result in the Vance Complex generating sufficient cash flows to cover the carrying amounts of its underlying assets. As such, at December 30, 2000, the Company reported a $12.0 million impairment charge on the buildings and machinery and equipment associated with this business. Fair values of such assets were estimated by management based on their knowledge of the market for such assets and their experience with selling the Geneva and Bailey assets described above. The Company announced on May 9, 2001 that it would permanently close the Vance Complex in Clinton, South Carolina, and dispose of the remaining assets associated with this facility. As a result of such closure, the Company is considering divesting its remaining operating assets associated with the Greige Fabrics Division. Although the Company cannot presently estimate the additional restructuring charges related to the Vance Complex closure, the net book value of the Vance Complex property, plant, equipment and inventory is approximately $10.8 million at March 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including, but not limited to, the "Overview" discussion and the "Results of Operations" discussion to Management's Discussion and Analysis of Financial Condition of the Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2001
COMPARED WITH THREE MONTHS ENDED APRIL 1, 2000

SALES

         Sales from continuing operations for the three months ended March 30, 2001 were $37.8 million, a decrease of $19.0 million or 33.5% from the corresponding period of 2000. Sales of the Greige Fabrics Division decreased $13.7 million, or 41.0%. Sales of the Elastic Fabrics Division decreased $5.3 million or 22.7%.

         The decrease in sales of the Greige Fabrics Division is largely attributable to lower sales volume due to the closing of Geneva, Alabama and Bailey (Clinton, South Carolina) facilities and to unfavorable market conditions for printcloth fabrics used primarily in the apparel and home furnishings markets. Average selling prices in spun fabrics during the period decreased 5.4% while volume was down 38.9%. On the May 9, 2001, the Company announced the permanent closing of the Vance Complex in Clinton, South Carolina. This action is directly attributable to increased imports of lower priced Asian fabrics and a general slowdown at retail for many of the Company's large vertical home furnishing customers, which together has reduced the demand for domestically-produced printcloth greige fabrics and negatively affected market selling prices. The Company expects average selling prices for printcloth fabrics to continue to be affected by lower priced imported fabrics and reduced demand from certain key home furnishing customers. The Company believed these factors would continue to negatively impact the performance of the Greige Fabrics Division for the remainder of 2001.

         The decrease in sales of the Elastic Fabrics Division may also be attributed to a general slowdown at retail for many of the Company's intimate apparel customers. Inventory destocking initiatives at many national retailers have curtailed demand for both the Company's narrow and wide elastic fabric products. Sales of narrow elastic fabrics were down $0.2 million or 4.0% from the prior year period while sales of wide elastic fabrics have declined $5.1 million or 29.1%.

EARNINGS

         The operating loss from continuing operations for the three-month period ended March 30, 2001 increased by $4.6 million from an operating loss of $1.3 million in the corresponding period of 2000 to an operating loss of $5.9 million in the current period. The decrease in profitability is primarily attributable to the Greige Fabrics Division as the influx of lower-priced imported fabrics and reduced demand continue to suppress market selling prices for domestically-produced greige fabrics. Additionally, plant run out costs at the Geneva and Bailey facilities have resulted in significantly reduced margins in 2001. As a result, the operating loss for the Greige Fabrics Division has increased $3.0 million in the first quarter of 2001. Operating income in the Elastic Fabrics Division has declined $1.3 million compared to first quarter 2000 due primarily to lower sales.

         Interest expense for the three months ended March 30, 2001 was $2.0 million as compared to $3.3 million for the corresponding period of 2000. The decline in interest expense reflects the Company's reduced debt balances since the completion of the sale of substantially all the assets of the Chatham Division on January 5, 2001.

         Other income, net, for the three months ended March 30, 2001 was $0.1 million, a decrease of $0.1 million from the same period in 2000.

         As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item increased $3.3 million to $7.7 million for the three months ended March 30, 2001 over the corresponding period in 2000.

         For the three months ended March 30, 2001, there was no provision for income taxes. This compares with $1.7 million benefit for the same period in 2000.

         Included in the three months ended April 1, 2000 is extraordinary income of $5.7 million, net of taxes, associated with the Company's purchase of its Notes at market prices below face value. There were no purchases of Notes in the first quarter of 2001.

         Results for discontinued operations for the three months ended March 30, 2001 include losses from the Chatham Division of $44, compared to income of $94 for the same three month period in 2000.

FINANCIAL CONDITION

         For the three months ended March 30, 2001, the Company reduced its net borrowings under its secured credit facility by $2.4 million and reduced its cash balances by $0.1 million. Funds provided by discontinued operations of $9.0 million and by the proceeds from plant and equipment sales of $1.1 million were partially offset by funds used in continuing operations of $7.8 million.

         Excluding net liabilities associated with discontinued operations, working capital at March 30, 2001, was approximately $31.9 million as compared to approximately $29.8 million at December 30, 2000. The Company's net assets of discontinued operations held for sale have declined from $8.2 million at December 30, 2000 to net liabilities of $0.9 million at March 30, 2001. The Company collected the balance of the proceeds for these net assets of discontinued operations in the first quarter of 2001. (See Note 3 to consolidated financial statements.)

         On May 3, 2001, certain holders of the Company's Notes filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the District of Delaware. The Company is contesting the bankruptcy petition and on May 8, 2001, the Company filed a motion in the Bankruptcy Court for the District of Delaware requesting dismissal of the involuntary petition (see Part II--Item 5 for additional information regarding the bankruptcy proceeding).

         The Company's secured revolving credit facility provides an event of default occurs in the event the involuntary bankruptcy proceeding shall continue undismissed or unstayed for a period of 60 days or an order granting the relief requested shall be entered. Although the Company and the bankruptcy petitioners have scheduled discussions in hopes of resolving the bankruptcy petition, there is no guarantee that the Company will be able to resolve the bankruptcy proceedings within the 60 day requirement or obtain a waiver of the event of default from the lenders in respect of the secured revolving credit facility. As a result of such uncertainty, the Company is unable to predict the Company's short-term liquidity nor the Company's ability to meet its long-term obligations related to the Notes.

         The Company believes that the expected proceeds from sale of assets at the Geneva and Bailey facilities, funds from operations during the balance of fiscal 2001 and amounts available under the amended credit agreement (see Note 2 to consolidated financial statements) will be adequate to meet working capital requirements and scheduled debt service payments during the remainder of 2001. The Company also continues to consider various strategic business alternatives related to its operations and financing alternatives in respect to its capital structure, which are consistent with maximizing shareholder value, improving liquidity and maximizing the Company's tax planning strategies and attributes. In performing such reviews, the Company is considering additional asset divestitures and acquisitions that would better position certain of its businesses to compete long term and enable the Company to better meet its long-term obligations under the 9 1/2% Senior Subordinated Notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its bank credit agreement. The Company's bank credit agreement bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Fleet National Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of March 30, 2001, the Company had $1,611 of outstanding indebtedness under its bank credit agreements which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

         Commodity price risk. A portion of the Company's raw material is cotton which is subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company believes that at certain times, changes in cotton pricing may not be adjusted for by changes in its product pricing and therefore could have a significant effect on the Company. Consequently, the Company purchases futures contracts to hedge against fluctuations in the price of raw material cotton. Increases or decreases in the market price of cotton may affect the fair value of cotton commodity futures contracts. As of March 30, 2001, the Company had contracted for 8,236 bales of cotton through commodity futures contracts. A 10% decline in the market price of cotton would have a negative impact of approximately $0.3 million on the fair value of the Company's outstanding futures contracts.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None during period covered by this Quarterly Report; however, see Item 5--Other Information below.

ITEM 2.  CHANGES IN SECURITIES

         As reported in Note 2 to the Consolidated Financial Statements, the Company's credit agreement and indenture contain various restrictive covenants, and as of March 30, 2001, the Company was not authorized to pay any dividends in respect of its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None during period covered by this Quarterly Report; however, see Item 5--Other Information below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On April 5, 2001, the Company commenced an offer to purchase for cash all of its outstanding Notes upon the terms and conditions specified in an offer to purchase (the "Tender Offer"). In conjunction with the Tender Offer, the Company solicited consents to the adoption of certain amendments to the indenture, dated as of October 28, 1993, between the Company and The Chase Manhattan Bank, as trustee, pursuant to which the Notes were issued. Under the Tender Offer, any holder of a Note who tendered pursuant to the Tender Offer was also required to consent to the proposed amendments to the indenture. The Tender Offer was conditioned, among other matters, upon receipt of consents to the amendments to the indenture by at least 90% of aggregate principal amount of the outstanding Notes.

         When the Company commenced the Tender Offer, the Company elected, as part of the Tender Offer, not to pay the approximately $3.6 million semi-annual interest payment due April 2, 2001 to the holders of the Company's Notes, and, therefore, entered into the 30 day grade period provided for in the indenture with respect to such interest payment.

         The Tender Offer was scheduled to expire at midnight on Thursday, May 3, 2001. As of that day, the Company had not received the necessary consents of holders of Notes equal to or greater than 90% of aggregate principal amount of the outstanding Notes and the Company cancelled the Tender Offer.

         Prior to the termination of the Tender Offer, the Company was in discussions with representatives of a substantial majority of the Noteholders regarding the financial restructuring of the Company. Despite these discussions, on May 3, 2001, one day after a meeting with certain of the Noteholders' representatives, Noteholders Chancellor/Triton CBO, Limited, Mt. Washington CBO I, Limited, and Atlantic Global Funding (the "Petitioners"), filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the District of Delaware.

         The Company is contesting the bankruptcy petition. On May 8, 2001, the Company filed a motion in the Bankruptcy Court for the District of Delaware requesting dismissal of the involuntary petition. The Petitioners and the Company have scheduled discussions to try and resolve the financial restructuring issues outside of the bankruptcy proceedings. On May 11, 2001, the Federal District Court for Delaware, on a motion of the Company and its senior bank lender, entered an order confirming the Company's right to use its secured credit facility in the same manner as it did prior to the filing of the involuntary petition (see Exhibit 99.1 to this Quarterly Report). The court's action affirms the filing of the involuntary petition does not affect the ability of the Company to incur debt or encumber property under the existing financial arrangement with its secured lender. Under the bankruptcy laws, the Company has full authority to continue to operate its business and to carry out its other business plans without court supervision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 99.1 - Press Release issued May 11, 2001

         (b)      REPORTS ON FORM 8-K

                  None during the period covered by this Quarterly Report; however, see the Current Report on Form 8-K filed May 10, 2001 regarding press releases concerning the filing of an Involuntary Bankruptcy Proceeding and Ceasing Production of Woven Greige Fabrics in Clinton, South Carolina and Vance Complex Closing.

                             SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CMI INDUSTRIES, INC.

Date:  May 22, 2001             By /s/ JOSEPH L. GORGA
                                   --------------------------------------------
                                    Joseph L. Gorga
                                    President and Chief Executive Officer


Date:   May 22, 2001            By  /s/ JAMES A OVENDEN
                                   --------------------------------------------
                                    James A. Ovenden
                                    Executive Vice President and Chief
                                    Financial Officer