Form 10-Q
period 2001-06-30
CMI INDUSTRIES INC
filed 2001-08-20
CIK 911221

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

      For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

CMI INDUSTRIES, INC. IS FILING THIS REPORT VOLUTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF THE INDENTURE GOVERNING ITS 9 1/2% SENIOR SUBORDINATED NOTES DUE 2003.

As of June 30, 2001, there were 595,031 shares of Common Stock outstanding.


================================================================================

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (000's Omitted Except Per Share Data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 --------------------------        --------------------------
                                                                  JULY 1,         JUNE 30,          JULY 1,          JUNE 30,
                                                                   2000             2001              2000             2001
                                                                 ---------        ---------        ---------        ---------
Net sales                                                        $  21,772        $  20,331        $  45,222        $  38,452
Cost of sales                                                       19,276           17,366           39,375           33,587
                                                                 ---------        ---------        ---------        ---------
              Gross profit                                           2,496            2,965            5,847            4,865
Selling, general and administrative expenses                         2,147            2,093            4,262            4,046
Costs associated with terminated tender offer
     and dismissal of involuntary bankruptcy (note 2)                   --              850               --              850
Provision for restructuring and other
     nonrecurring asset write-offs (note 6)                             --            2,000               --            2,000
                                                                 ---------        ---------        ---------        ---------
Operating income (loss)                                                349           (1,978)           1,585           (2,031)

Other income (expenses):
         Interest expense                                           (2,975)          (1,965)          (6,257)          (3,924)
         Other, net                                                     46              (61)              85             (133)
                                                                 ---------        ---------        ---------        ---------
                                                                    (2,929)          (2,026)          (6,172)          (4,057)

              Loss before income taxes and
                  extraordinary item                                (2,580)          (4,004)          (4,587)          (6,088)
Income tax provision (benefit)                                      (9,279)             620          (10,984)             620
                                                                 ---------        ---------        ---------        ---------
              Income (loss) before extraordinary item                6,699           (4,624)           6,397           (6,708)
Extraordinary gain on repurchase of debt, net of taxes               2,089               --            7,790               --
                                                                 ---------        ---------        ---------        ---------
              Net income (loss) from continuing operations           8,788           (4,624)          14,187           (6,708)

Loss from discontinued operations (note 3)                          (2,465)         (19,221)          (4,807)         (24,907)
Loss on disposal of discontinued operations (note 3)               (19,602)              --          (19,602)              --
                                                                 ---------        ---------        ---------        ---------

              Net loss                                           $ (13,279)       $ (23,845)       $ (10,222)       $ (31,615)
                                                                 =========        =========        =========        =========

Average shares outstanding during period                               595              595              993              595

Net loss per share                                               $  (22.32)       $  (40.08)       $  (10.29)       $  (53.13)

Depreciation and amortization from continuing
     operations included in the above costs and expenses         $     759        $     745        $   1,528        $   1,498

                            See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       December 30, 2000 and June 30, 2001
                                 (000's Omitted)

                                                                  DECEMBER 30,           JUNE 30,
                                                                      2000                2001
                                                                  ------------          ---------
                                                                                       (UNAUDITED)
ASSETS

      Current assets:
          Cash and cash equivalents                                $     578            $   3,230

          Receivables, less allowance for doubtful
              accounts of $575 and $600, respectively                 13,169               21,847

          Inventories: (note 3)
              Raw materials                                              886                1,416
              Work-in-process                                          4,654                5,303
              Finished goods                                           2,084                1,960
              Supplies                                                   447                  513
                                                                   ---------            ---------
                                                                       8,071                9,192

          Net assets of discontinued operations (note 3)              41,556                9,908
          Deferred income taxes                                        1,964                   --
          Other current assets                                         1,003                  230
                                                                   ---------            ---------

              Total current assets                                    66,341               44,407

      Property, plant and equipment: (note 4)
          Land and land improvements                                     793                  793
          Buildings and leasehold improvements                        13,085               11,573
          Machinery and equipment                                     37,099               38,036
          Construction in progress                                        72                  245
                                                                   ---------            ---------
                                                                      51,049               50,647
          Less accumulated depreciation and amortization             (35,743)             (37,009)
                                                                   ---------            ---------
                                                                      15,306               13,638

      Other assets:
          Cash value of life insurance, intangibles,
              deferred charges, and other assets                       8,225                2,382
                                                                   ---------            ---------

                                                                   $  89,872            $  60,427
                                                                   =========            =========

                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       December 30, 2000 and June 30, 2001
                                 (000's Omitted)

                                                                                     DECEMBER 30,           JUNE 30,
                                                                                        2000                 2001
                                                                                     ------------          ---------
                                                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Payable - book overdraft                                                 $   5,436            $   2,725
             Accounts payable                                                             2,679                4,220
             Current maturity of long term debt                                           3,979                5,557
             Accrued expenses, including restructuring charges (note 6)                   2,583                6,902
                                                                                      ---------            ---------
                Total current liabilities                                                14,677               19,404

         Long-term debt (note 2)                                                         75,163               75,193
         Other liabilities                                                                7,574                4,987

         Stockholders' deficit:
             Common stock of $1 par value per share; 820,000 shares
                authorized, 595,031 shares issued and outstanding at
                December 30, 2000, and June 30, 2001                                        595                  595
             Paid-in capital                                                                862                  862
             Retained deficit (note 2)                                                   (8,999)             (40,614)
                                                                                      ---------            ---------

                Total stockholders' deficit                                              (7,542)             (39,157)
                                                                                      ---------            ---------

                                                                                      $  89,872            $  60,427
                                                                                      =========            =========

                             See Accompanying Notes.

                      CMI INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Six Months Ended July 1, 2000 and June 30, 2001
                                 (000's Omitted)

                                                                                       JULY 1,              JUNE 30,
                                                                                        2000                  2001
                                                                                      ---------            ---------
                                                                                     (unaudited)          (unaudited)
Cash flows from continuing operating activities:
    Net income (loss)                                                                 $  14,187            $  (6,708)
    Adjustments to reconcile net (income) loss to net cash
        used in operating activities:
         Depreciation and amortization                                                    1,528                1,498
         Gain on purchase of senior subordinated notes                                  (12,554)                  --
         Nonrecurring asset write-offs                                                       --                  949

         Changes in assets and liabilities
             Receivables                                                                 (4,268)              (8,678)
             Inventories                                                                   (367)              (1,121)
             Other current assets                                                          (107)                 773
             Intangible and other assets                                                   (175)               5,370
             Net change in payable book overdraft                                        (1,405)              (2,711)
             Accounts payable                                                             1,035                1,541
             Accrued expenses                                                              (778)               4,319
             Deferred income taxes                                                       (6,224)               1,964
             Other liabilities                                                             (615)              (2,587)
                                                                                      ---------            ---------
             Net cash used in operating activities                                       (9,743)              (5,391)
                                                                                      ---------            ---------

Cash flows from discontinued operating activities:
    Net loss                                                                             (4,807)             (24,907)
    Loss on disposal of discontinued operations                                         (19,602)                  --
    Proceeds from sale of furniture fabric assets                                        25,630                   --
    Depreciation and amortization                                                         5,804                2,020
    Change in net assets of discontinued operations                                      12,698               29,628
                                                                                      ---------            ---------
             Net cash provided by discontinued operating activities                      19,723                6,741
                                                                                      ---------            ---------
Cash flows from investing activities:
    Purchases of property, plant and equipment, net                                        (248)                (276)
                                                                                      ---------            ---------
             Net cash used in investing activities                                         (248)                (276)
                                                                                      ---------            ---------

Cash flows from financing activities:
    Net borrowings on revolving credit facilities                                        11,601                1,578
    Purchase of Senior Subordinated Notes                                               (13,162)                  --
    Purchase of common stock, net                                                        (8,946)                  --
                                                                                      ---------            ---------
             Net cash provided by (used in) financing activities                        (10,507)               1,578
                                                                                      ---------            ---------

             Net increase (decrease) in cash                                               (775)               2,652

Cash and cash equivalents at beginning of year                                            2,263                  578
                                                                                      ---------            ---------
Cash and cash equivalents at end of period                                            $   1,488            $   3,230
                                                                                      =========            =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                          $   6,549            $     149
                                                                                      =========            =========


                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Cash Flows for the six months ended July 1, 2000 and June 30, 2001, and the Consolidated Statements of Operations for the six months then ended. All dollar amounts contained in the financial statements and accompanying notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of December 30, 2000 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

Management Plans

         The domestic textile industry has been fundamentally and significantly affected by competition from abroad. Market conditions for greige fabrics have progressively deteriorated over the last few years. Increased imports of lower price Asian fabrics, excess inventories at key vertical home furnishing customers and a strong U.S. dollar (among other things) have also combined to weaken demand, place downward pressure on selling prices and create an oversupply situation in the domestic market place for greige fabrics.

         As discussed in Note 3, the Company sold, closed or consolidated several manufacturing facilities in 2000 as part of its initiatives to remain competitive. In 2001, the Company continued to assess other strategic alternatives and announced that it would close and divest its remaining facilities associated with the Greige Fabrics Division. The Company believes these initiatives will result in the elimination of losses reported in the Greige Fabrics Division and allow the Company to solely focus on the Elastic Fabrics Division where, historically, the Company has generated significantly better returns. These initiatives may also enable the Company to utilize proceeds from the disposition of idle facilities, equipment and working capital from the Greige Fabrics Division, plus additional senior secured bank financing, to grow its Elastic Fabrics Division, and if excess liquidity exists, to potentially further reduce its long term debt obligations and interest expense.

         The Company reported a loss from continuing operations of $6,708 for the six months ended June 30, 2001 and a loss from discontinued operations of $24,907. This compares to income from continuing operations of $14,187 for the six months ended July 1, 2000 and a loss from discontinued operations of $4,807 and a loss on disposal of discontinued operations of $19,602. Included in discontinued operations are the results for both the Chatham Division and the Greige Fabrics Division (See Note 3). As a result of the Company's initiatives to discontinue the Greige Fabrics Division and Chatham Division, management anticipates that the Company will report operating income for the third quarter of 2001; however, such plans require management to make estimates and assumptions regarding future operations and the continued availability of financing. The Company has engaged the services of a financial advisor to work with the Company in developing and completing these strategies.

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

         During 2000, the Company purchased $49,675 (face value) of these notes in the open market at prices lower than face value. After a reduction of $664 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases have resulted in an extraordinary gain of $28,105, net of income taxes. The recorded balance of $75,193 at June 30, 2001, is presented net of $132 of unamortized bond issue discount that is being amortized over the period to maturity.

         In March 1996, the Company replaced a $92 million unsecured revolving credit facility with a new secured revolving credit agreement. The Company and its lenders amended the new credit facility in February 1997 to reduce the borrowing limit to $65 million and to extend the maturity of the secured revolving credit facility by two years to January 2000. The Company and its lenders amended the secured revolving credit facility again in June 1999 to reduce the borrowing limit to $45 million and to extend the maturity of the secured revolving credit facility to March 2002. In connection with the sale of the Chatham furniture fabric assets on May 1, 2000, the Chatham automotive assets on October 27, 2000 and the Chatham consumer products assets on January 5, 2001, the Company and its lenders amended the facility to allow for the disposition of those assets, reduce the borrowing limit under the facility and waive or amend certain financial covenants. On July 25, 2001, the credit agreement was amended to provide that borrowings under the secured revolving credit facility are secured by all receivables, certain inventories, certain real property, certain intangibles and a limited guarantee from CMI's Elastic Fabrics of America, LLC subsidiary. Currently, the secured revolving credit facility has a borrowing limit of $22 million and all financial covenants have been waived through September 29, 2001.

Long-term debt as of December 30, 2000 and June 30, 2001 consisted of:

                                                               December 30, 2000    June 30, 2001
                                                               -----------------    -------------
               Borrowings under credit agreements:
                        Secured revolving credit facility           $  3,979           $  5,557
                        Senior subordinated notes, net                75,163             75,193
                                                                    --------           --------
                                                                      79,142             80,750
               Less current portion                                    3,979              5,557
                                                                    --------           --------
               Long-term debt                                       $ 75,163           $ 75,193
                                                                    ========           ========

         The amended secured revolving credit facility requires a commitment fee of 1/2 of 1% per annum on all unused amounts and as of June 30, 2001, the Company could have borrowed an additional $16 million under the amended secured revolving credit facility. Interest on the secured revolving credit facility is based on a floating prime rate. At June 30, 2001, the prime borrowing interest rate on the revolving credit facility was 7.0%.

         The credit agreement and indenture pursuant to which the Notes were issued contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the credit agreement and the indenture contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of June 30, 2001, the Company was not authorized to pay any dividends or make any capital stock purchases.

         On April 2, 2001, the Company elected to defer the payment of approximately $3.6 million of interest on the Notes payable at that date and entered the 30-day grace period provided in the indenture. On April 5, 2001, CMI announced that it had commenced a tender offer to purchase the Notes. The Company was in substantive negotiations with a majority of the Note holders until May 3, 2001 when certain Note holders filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the District of Delaware. On July 12, 2001, the involuntary bankruptcy petition was dismissed pursuant to an agreement reached between the Company and certain Note holders. Under the dismissal order from the United States District Court of the District of Delaware, the Company paid the April interest payment and agreed to engage in good faith discussions regarding an overall restructuring of the Notes. (See Part II--Item 1 for additional information regarding the bankruptcy proceeding.)

         As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2002, June 30, 2002, January 11, 2002 and April 10, 2002, respectively. At June 30, 2001, the Company owed no amount under these letters of credit.

Note 3:

Discontinued Operations:

         During 2000, the Company substantially completed the sale of a majority of the assets of its Chatham Division. On May 1, 2000, the Company completed the sale of the furniture assets of the Chatham Division to Interface Fabrics Group, Inc. for a sale price of $25.6 million in cash. On October 27, 2000, the Company completed the sale of the automotive assets of the Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a sale price of $19.0 million in cash. Proceeds from the sale of the furniture assets and automotive assets were used to pay down outstanding obligations under the secured revolving credit facility. On January 5, 2001, the Company completed the sale of the consumer products assets of its Chatham Division to WestPoint Stevens, Inc. for a sale price of $6.7 million.

         The Company's Greige Fabrics Division has been negatively affected by competition from abroad for many years. As a result of this competition coupled with a stronger U.S. dollar, the market conditions for greige fabrics have significantly deteriorated over the last eighteen months. Since 2000, the Company sold or consolidated several manufacturing facilities to remain cost competitive and preserve liquidity but concluded in the second quarter of 2001 to discontinue its remaining greige operations and focus its efforts solely on its Elastic Fabrics Division. In conjunction with this decision, the Company will divest all of its Greige Fabrics Division facilities, equipment and working capital, and has included a $13,250 charge related to discontinuing this segment and divesting the remaining net assets in 2001.

         The Chatham Division and Greige Fabrics Division are considered discontinued segments under APB Opinion No. 30: "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with APB Opinion No. 30, the measurement date for the sale of the Chatham Division is October 27, 2000 and June 4, 2001 for the discontinuation of the Greige Fabrics Division. The Company has reported the results of the operations of the Chatham Division and Greige Fabrics Division and the loss on disposal as discontinued operations during the six months ended June 30, 2001 and July 1, 2000. The balance sheets and results of operations for all periods presented have been restated for the discontinued operations. Net assets associated with the Chatham Division and Greige Fabrics Division have been segregated on the balance sheet and reflect the remaining net assets as of June 30, 2001 as follows:

Net assets/liabilities of discontinued operations:      December 30, 2000     June 30, 2001
                                                        -----------------     -------------
    Current assets                                          $  33,080           $  12,828
    Property, plant and equipment                              19,819               9,899
    Liabilities                                               (11,343)            (12,819)
                                                            ---------           ---------
          Net assets of discontinued operations             $  41,556           $   9,908
                                                            =========           =========

Summary operating results for the Chatham Division and Greige Fabrics Division are as follows for the six months ended:

                                                              July 1, 2000    June 30, 2001
                                                              ------------    -------------
    Revenues                                                   $ 123,013        $  28,066
    Costs and expenses                                           127,854           52,973
                                                               ---------        ---------
          Loss from discontinued operations before taxes          (4,841)         (24,907)
    Income tax benefit                                               (34)              --
                                                               ---------        ---------
          Loss from discontinued operations                    $  (4,807)       $ (24,907)
                                                               =========        =========

Note 4:

Inventories:

         Inventories at December 30, 2000 and June 30, 2001 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 5:

Property, Plant and Equipment:

         All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.

Note 6:

Provision for Restructuring and Other Nonrecurring Asset Write-offs

         The Company's decision to discontinue its Chatham Division and Greige Fabrics Division and solely focus on its Elastic Fabrics Division also required the Company to examine the corporate cost structure necessary to support only the Elastic Fabrics Division. Additionally, the Company concluded that certain corporate assets related to capitalized costs for computer systems and leasehold improvements no longer had a remaining useful life. For the second quarter ended June 30, 2001, the Company reported a charge of $2,000 consisting of restructuring costs to realign its corporate resources, terminate office lease obligations, recognize estimated severance obligations associated with reducing its corporate staff, and write-offs related to corporate assets. Included in the $2,000 charge are the following items as of June 30, 2001:

         Severance, benefits and contractual obligations                         $1,051
         Capitalized software, hardware and leasehold improvement costs             676
         Other assets                                                               273
                                                                                 ------
                                                                                 $2,000
                                                                                 ======

         The Company expects to fund the cash obligations for severance, benefits and contractual liabilities from cash flow from operations, proceeds from the sale of discontinued operations and amounts available under the Senior Credit Facility over the course of the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements made by the Company, see the Company's Annual Report on Form 10-K for the year ended December 30, 2000, including, but not limited to, the "Overview" discussion and the "Results of Operations" discussion to Management's Discussion and Analysis of Financial Condition of the Annual Report.

Results of Operations

Three Months Ended June 30, 2001
Compared with Three Months Ended July 1, 2000

Sales

         Sales from continuing operations for the three months ended June 30, 2001 were $20.3 million, a decrease of $1.4 million or 6.6% from the corresponding period of 2000. The decrease in sales of the Elastic Fabrics Division may be attributed to a general slowdown at retail for many of the Company's intimate apparel customers. Inventory destocking initiatives by many retailers and an overall slowdown in the national economy have curtailed demand for both the Company's narrow and wide elastic fabric products. Sales of narrow elastic fabrics were down $0.5 million or 9.1% from the prior year period while sales of wide elastic fabrics have declined $0.9 million or 5.6%.

Earnings

         The operating loss from continuing operations for the three-month period ended June 30, 2001 increased by $2.3 million from operating income of $0.3 million in the corresponding period of 2000 to an operating loss of $2.0 million in the current period. The decrease in profitability is primarily attributable to nonrecurring charges associated with the Company's now terminated tender offer for its 9 1/2% Senior Subordinated Notes, costs associated with dismissing an involuntary bankruptcy petition against the Company, and restructuring related charges associated with downsizing its Corporate structure. Excluding the nonrecurring charges, operating income increased $0.5 million compared to second quarter 2000 due primarily to favorable manufacturing variances and improved product mix.

         Interest expense for the three months ended June 30, 2001 was $2.0 million as compared to $3.0 million for the corresponding period of 2000. The decline in interest expense reflects the Company's reduced debt balances since completing the sale of substantially all the assets of the Chatham Division.

         Other expense, net, for the three months ended June 30, 2001 was $0.1 million, and increase in other expenses of $0.1 million from the same period in 2000.

         As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item increased $1.4 million to $4.0 million for the three months ended June 30, 2001 over the corresponding period in 2000.

         For the three months ended June 30, 2001, the Company expensed its remaining deferred income taxes due to the uncertainty of realizing the tax benefits associated with prior net losses. This compares with a $9.3 million benefit for the same period in 2000.

         Included in the three months ended July 1, 2000 is extraordinary income of $2.1 million, net of taxes, associated with the Company's purchase of its Notes at market prices below face value. There were no purchases of Notes in the second quarter of 2001.

         For the three months ended June 30, 2001, the Company also reported a loss from discontinued operations of $19.2 million as compared to a $2.5 million loss for the second quarter 2000. The loss from discontinued operations included income from the Chatham Division of $0.1 million as compared to income of $0.4 million for the same three month period in 2000, and losses in the Greige Division of $19.3 million for the second quarter 2001 compared to losses of $2.9 million for second quarter 2000. There were no losses on the disposal of discontinued operations in 2001 compared to a $19.6 million loss in the second quarter 2000 related to the sale of the Chatham furniture business.

Six Months Ended June 30, 2001
Compared with Six Months Ended July 1, 2000

Sales

         Sales for the six months ended June 30, 2001 decreased $6.7 million, or 15.0%, from $45.2 million to $38.5 million as compared to the corresponding period in 2000. The decrease in sales in the Elastics Division consisted of a 18.0% decrease in wide elastic sales and a 6.6% decrease in narrow elastic sales, and may be attributed to the general slowdown at retail for many of the Company's intimate apparel customers.

Earnings

         The Company reported an operating loss of $2.0 million for the six-month period ended June 30, 2001 as compared to income of $1.6 million for the same six month period in 2000. The decrease in profitability is primarily related to nonrecurring charges associated with the Company's now terminated tender offer for its 9 1/2% Senior Subordinated Notes, costs associated with dismissing an involuntary bankruptcy petition against the Company, and restructuring related charges associated with downsizing its Corporate structure. Excluding nonrecurring charges, operating income declined $0.8 million, or 48% from the same period in 2000. The decline in earnings may be entirely attributed to weaker market conditions in the first quarter of 2001, when sales of elastic fabrics were down $5.3 million, or 22.7% from the corresponding period last year.

         Interest expense for the six months ended June 30, 2001 was $3.9 million, as compared to $6.3 million for the corresponding period in 2000. The decline in interest expense reflects the Company's reduced debt balances since completing the sale of substantially all the assets of the Chatham Division. Other expenses, net, for the six months ended June 30, 2001, was $0.1 million, down $0.2 million from the corresponding period in 2000.

         As a result of the above mentioned items, the net loss before income taxes and extraordinary item increased $1.5 million for the six months ended June 30, 2001 over the corresponding period in 2000. There was a $0.6 million provision for income taxes for the six months ending June 30, 2001 compared to an $11.0 million benefit for the same period in 2000.

         Also included in the six month period ended July 1, 2000 was extraordinary income associated with the Company's purchase of its Notes at market prices below face value. The Company reported a $7.8 million gain on the repurchase of its Notes, net of taxes. There were no purchases of Notes in the second quarter of 2001.

         For the six months ended June 30, 2001, the loss from discontinued operations was $24.9 million as compared to a $4.8 million loss for the six month period in 2000. For the six month period in 2001, these losses consisted primarily of losses associated with the Greige Division while for the six month period ending July 1, 2000, the Greige Division's loss of $5.5 million was partially offset by income from the Chatham Division of $0.6 million. There were no losses on the disposal of discontinued operation in 2001 as compared to a $19.6 million loss for the six month period ending July 1, 2000.

Financial Condition

         For the six months ended June 30, 2001, the Company increased its net borrowings under its secured credit facility by $1.6 million and increased its cash balances by $2.7 million. Funds provided by discontinued operations of $6.7 million were partially offset by funds used in continuing operations of $5.4 million and purchases of plant and equipment of $0.3 million.

         Excluding net assets associated with discontinued operations, working capital at June 30, 2001, was approximately $15.1 million as compared to approximately $10.1 million at December 30, 2000. The Company's net assets of discontinued operations held for sale have declined from $41.6 million at December 30, 2000 to $9.9 million at June 30, 2001.

         On May 3, 2001, certain holders of the Company's Notes filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the District of Delaware. On July 12, 2001, the involuntary bankruptcy petition was dismissed pursuant to an agreement reached between the Company and certain Noteholders. Under the dismissal order from the United States District Court of the District of Delaware, the Company paid the April interest payment and agreed to engage in good faith negotiations towards an overall restructuring of the Notes. (See Part II--Item 1 for additional information regarding the bankruptcy proceedings.)

         The Company believes that the expected proceeds from the sale of net assets of discontinued operations, funds from operations during the balance of fiscal 2001 and amounts available under the secured revolving credit facility (see Note 2 to consolidated financial statements) will be adequate to meet working capital requirements and scheduled debt service payments during the remainder of 2001. The Company also continues to consider various strategic business alternatives related to its operations and financing alternatives in respect to its capital structure, which are consistent with maximizing shareholder value, improving liquidity and maximizing the Company's tax planning strategies and attributes. In performing such reviews, the Company is considering additional asset divestitures and acquisitions that would better position certain of its businesses to compete long term and enable the Company to better meet its long-term obligations under the 9 1/2% Senior Subordinated Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest rate risk. The Company has exposure to interest rate changes primarily relating to interest rate changes under its secured revolving credit facility. The Company's secured revolving credit facility bears interest at rates which vary with changes in a rate of interest announced publicly by Fleet National Bank. Although the Company is not presently a party to any contracts in which it speculates on the direction of interest rates, the Company has in the past and may, in the future, enter into contracts which have the effect of speculating on the direction of interest rates. As of June 30, 2001, the Company had $5,557 of outstanding indebtedness under its secured revolving credit facility which bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously announced in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, certain holders of the Company's Notes, namely Chancellor\Triton CBO, Limited, Mt. Washington CBO I, Limited, and Atlantic Global Funding (the "Petitioners"), filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company (the "Bankruptcy Petition") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

         On June 22, 2001, the Company announced that it and the Petitioners filed a joint motion to dismiss the Bankruptcy Petition. In conjunction with the joint motion to dismiss, the parties agreed to the entry of an interim order (the "Interim Order") outlining the terms and conditions for the Company and the Petitioners to continue to work together to develop a cooperative approach to restructuring the Company's debt outside of bankruptcy. On July 10, 2001, the Company announced that the Bankruptcy Petition was dismissed; the Bankruptcy Court issued the order of dismissal (the "Dismissal Order") that the Company and the Petitioners had jointly requested.

         On July 30, 2001, the Company announced that it has amended its existing secured revolving credit facility with its lender. The amendment to the existing secured revolving credit facility was contemplated by the Interim Order. The secured revolving credit facility was amended to provide funds for the Company to make the interest payment due April 1, 2001 to the Company's Note holders. In connection with the amendment, the Company's subsidiary, Elastic Fabrics of America, LLC, issued a secured limited guaranty of the secured revolving credit facility.

         Promptly after amending the Company's secured revolving credit facility and the expiration of the appeal period pursuant to the Bankruptcy Court's Dismissal Order, the Company made the April 2001 interest payment to the holders of the Company's Notes.

Item 2.  Changes in Securities

         As discussed in Item 4 of this Part II, the Company filed with the Delaware Secretary of State an amended and restated Certificate of Incorporation of the Company. As a consequence of the Amendments (as defined below in Item 4), the Company modified its capital structure to provide for one share of preferred stock, $.001 par value (the "Preferred Stock"). The one share of Preferred Stock is held by an appointed representative of the Petitioners.

         The newly created share of Preferred Stock is not entitled to any rights or privileges with respect to the Company, except as required by applicable law and as further described in this Item 2. For a period commencing upon the entry of the Dismissal Order and ending on November 5, 2001 (the "Effective Time"), the holder of the Preferred Stock will be entitled to vote on any matter that holders of common stock may vote upon, and the holder of the Preferred Stock has the sole right to elect, remove and replace one member of the Board of Directors of the Company. In addition, during the Effective Time, the Preferred Stock has the right to vote, separately as a class, upon any proposed amendment to the Company's amended and restated Certificate of Incorporation and any proposed amendment to the Company's bylaws submitted to the holders of the Company's common stock for approval. The holder of the Preferred Stock is not entitled to any dividend or distribution, but has a liquidation preference of $10.00. The Preferred Stock will automatically be redeemed on November 5, 2001 at which time it shall cease to be outstanding.

         As reported in Note 2 to the Consolidated Financial Statements, the Company's credit agreement and indenture contain various restrictive covenants, and as of June 30, 2001, the Company was not authorized to pay any dividends in respect of its common stock.

Item 3.  Defaults Upon Senior Securities

         None during period covered by this Quarterly Report.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Interim Order agreed to by the Company and the Petitioners discussed in Item 1 of this Part II contemplated that the Company would cause to be filed with the Delaware Secretary of State amendments to the Company's Certificate of Incorporation (the "Amendments"). Due to the number of amendments to be made to the Company's Certificate of Incorporation, the Amendments were made by means of a complete amendment and restatement of the Company's Certificate of Incorporation which was filed with the Delaware Secretary of State on June 22, 2001.

         The Amendments were adopted by shareholders of the Company by means of a written consent in lieu of a special meeting. The Company received the approval of the Amendments by the holders of 498,200 shares of the Company's common stock (the then only issued and outstanding voting securities of the Company) representing approval of 83.7% of the 595,031 shares outstanding as of the record date for approval of the Amendments. The Amendments are attached to this Quarterly Report as Exhibit 3(i).

Item 5.  Other Information

         See Item 1 of this Part II.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  Exhibit 3(i) --   Amended and Restated Certificate of Incorporation of
                                    CMI Industries, Inc. filed with the Delaware Secretary of
                                    State on June 22, 2001.

         b)       Reports on Form 8-K

                  None during the period covered by this Quarterly Report; however, see the Current Report on Form 8-K filed July 23, 2001 and Current Report on Form 8-K filed August 6, 2001.

                             SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CMI INDUSTRIES, INC.



Date: August 20, 2001           By /s/ JOSEPH L. GORGA
                                   -----------------------------------------------------
                                    Joseph L. Gorga
                                    President and Chief Executive Officer



Date: August 20, 2001           By  /s/ JAMES A OVENDEN
                                   -----------------------------------------------------
                                    James A. Ovenden
                                    Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                    Description
-----------                                    -----------
     3(i)--          Amended and Restated Certificate of Incorporation of CMI
                     Industries, Inc. filed with the Delaware Secretary of State on June 22, 2001.