Form 10-Q
period 2001-09-29
CMI INDUSTRIES INC
filed 2001-11-19
CIK 911221

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ______________________

                         Commission File Number 33-67854

                              CMI INDUSTRIES, INC.
             (Exact name of registrant as specified, on its charter)

         Delaware                                                     57-0836097
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


1301 Gervais Street, Suite 700, Columbia, South Carolina                   29201
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number including area code:                (803) 771-4434


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

CMI INDUSTRIES, INC IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF THE INDENTURE GOVERNING ITS 9-1/2% SENIOR SUBORDINATED NOTES DUE 2003.

As of September 29, 2001, there were 595,031 shares of $1 Par Value Common Stock outstanding.

      PART I FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      (000's omitted except per share data)
                                   (unaudited)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  ------------------           -----------------
                                                                SEPT. 30,     SEPT. 29      SEPT 30,      SEPT. 29,
                                                                  2000          2001          2000          2001
                                                                  ----          ----          ----          ----
Net sales                                                       $ 23,156      $ 23,366      $ 68,378      $ 61,818
Cost of sales                                                     19,391        19,478        58,766        53,065
                                                                --------      --------      --------      --------
                   Gross profit                                    3,765         3,888         9,612         8,753
Selling, general and administrative expenses                       2,165         2,220         6,427         6,266
Costs associated with terminated tender offer and dismissal
    of involuntary bankruptcy (note 2)                                --            --            --           850
Provision for restructuring and other
            nonrecurring asset write-offs (note 7)                    --            --            --         2,000
                                                                --------      --------      --------      --------
                   Operating income (loss)                         1,600         1,668         3,185          (363)

Other income (expenses):
            Interest expense                                      (2,863)       (1,904)       (9,120)       (5,828)
            Other, net                                                 4          (106)          (89)         (239)
                                                                --------      --------      --------      --------
                   Total other expenses, net                      (2,859)       (2,010)       (9,031)       (6,067)

                        Loss from continuing operations
                           before income tax provision and
                           extraordinary item                     (1,259)         (342)       (5,846)       (6,430)

Income tax provision (benefit)                                    10,984            (3)           --           623
                                                                --------      --------      --------      --------
                        Loss from continuing operations
                           before extraordinary item             (12,243)         (345)       (5,846)       (7,053)
Extraordinary gain on repurchase of debt, net of taxes             4,806                      12,597            --
                                                                --------      --------      --------      --------
                        Loss from continuing operations           (7,437)         (345)        6,751        (7,053)

Discontinued operations, net of taxes (note 3):
      Income from discontinued operations                         (3,878)         (335)       (8,685)      (25,242)
      Gain (loss) on disposal of discontinued operations           9,031            --       (10,571)           --
                                                                --------      --------      --------      --------
                        Net loss                                $ (2,284)     $   (680)     $(12,505)     $(32,295)
                                                                ========      ========      ========      ========

Average shares outstanding during period                             595           595           860           595

Net loss per share                                              $  (3.84)     $  (1.14)     $ (14.54)     $ (54.28)

Depreciation and amortization from continuing operations
   Included in the above costs and expenses:                    $    768      $    736      $  2,296      $  2,234


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    December 30, 2000 and September 29, 2001
                                 (000's omitted)

                                                               DECEMBER 30,  SEPTEMBER 29,
                                                                   2000          2001
                                                                   ----          ----
                                                                              (UNAUDITED)
ASSETS

        Current assets:
              Cash and cash equivalents                          $    578      $  6,071

              Receivables, less allowance for doubtful
                  accounts of $575 and $625, respectively          13,169        16,708

              Inventories: (note 3)
                  Raw materials                                       886         1,286
                  Work-in-process                                   4,654         5,530
                  Finished goods                                    2,084         2,002
                  Supplies                                            447           508
                                                                 --------      --------
                                                                    8,071         9,326
              Net assets of discontinued operations (note 3)       41,556         3,371
              Deferred income taxes                                 1,964            --
              Other current assets                                  1,003           251
                                                                 --------      --------
                  Total current assets                             66,341        35,727

        Property, plant and equipment: (note 4)
              Land and land improvements                              793           793
              Buildings and leasehold improvements                 13,085        12,249
              Machinery and equipment                              37,099        20,792
              Construction in progress                                 72           379
                                                                 --------      --------
                                                                   51,049        34,213
              Less accumulated depreciation and amortization      (35,743)      (21,073)
                                                                 --------      --------
                                                                   15,306        13,140
        Other assets:
              Cash value of life insurance, intangibles,
                  deferred charges, and other assets                8,225         2,284
                                                                 --------      --------
                                                                 $ 89,872      $ 51,151
                                                                 ========      ========


                             See Accompanying Notes

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    December 30, 2000 and September 29, 2001
                                 (000's omitted)


                                                                              DECEMBER 30,  SEPTEMBER 29,
                                                                                  2000          2001
                                                                                  ----          ----
                                                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities:
                 Payable - book overdraft                                       $  5,436      $  2,051
                 Accounts payable                                                  2,679         3,564
                 Current maturity of long term debt                                3,979            --
                 Accrued expenses, including restructuring charges (note 6)        2,583         5,251
                                                                                --------      --------
                      Total current liabilities                                   14,677        10,866

             Long-term debt (note 2)                                              75,163        75,207
             Other liabilities                                                     7,574         4,914

             Stockholders' deficit:
                 Common stock of $1 par value per share; 820,000 shares
                    authorized, 595,031 shares issued and outstanding at
                    December 30, 2000, and June 30, 2001                             595           595
                 Paid-in capital                                                     862           862
                 Retained deficit (note 2)                                        (8,999)      (41,293)
                                                                                --------      --------
                      Total stockholders' deficit                                 (7,542)      (39,836)
                                                                                --------      --------
                                                                                $ 89,872      $ 51,151
                                                                                ========      ========


                             See Accompanying Notes.

                              CMI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2000 and September 29, 2001
                                 (000's Omitted)

                                                                                    SEPTEMBER 30,   SEPTEMBER 29,
                                                                                        2000            2001
                                                                                        ----            ----
                                                                                    (unaudited)     (unaudited)
Cash flows from operating activities:
              Net income (loss)                                                       $  6,751        $ (7,053)
              Adjustments to reconcile net income (loss) to net cash
                  used in operating activities:
                    Depreciation and amortization                                        2,296           2,234
                    Gain on purchase of senior subordinated notes                      (12,597)             --
                    Nonrecurring asset write-offs                                           --

                    Changes in assets and liabilities
                          Receivables                                                   (2,494)         (3,539)
                          Inventories                                                       17          (1,255)
                          Other current assets                                             (73)            752
                          Intangible and other assets                                     (387)          5,644
                          Net change in payable book overdraft                          (1,020)         (3,385)
                          Accounts payable                                               1,284             885
                          Accrued expenses                                               1,212           2,668
                          Deferred income taxes                                             --           1,964
                          Other liabilities                                               (657)         (2,660)
                                                                                      --------        --------
                          Net cash used in operating activities                         (5,668)         (3,745)
                                                                                      --------        --------
        Cash flows from discontinued operating activities:
              Net loss                                                                  (8,685)        (25,242)
              Loss on disposal of discontinued operations                              (10,571)             --
              Proceeds from sale of furniture fabric assets                             25,630              --
              Depreciation and amortization                                              7,921           2,327
              Change in net assets of discontinued operations                            1,934          35,858
                                                                                      --------        --------
                          Net cash provided by discontinued operating activities        16,229          12,943
                                                                                      --------        --------
        Cash flows from investing activities:
              Purchases of property, plant and equipment, net                             (502)            274
                                                                                      --------        --------
                          Net cash provided by (used in) investing activities             (502)            274
                                                                                      --------        --------
        Cash flows from financing activities:
              Net borrowings (repayments) on revolving credit facilities                10,503          (3,979)
              Purchase of Senior Subordinated Notes                                    (13,189)             --
              Purchase of common stock, net                                             (8,946)             --
                                                                                      --------        --------
                          Net cash provided by (used in) financing activities          (11,632)         (3,979)
                                                                                      --------        --------
                          Net increase (decrease) in cash                               (1,573)          5,493

        Cash and cash equivalents at beginning of year                                   2,263             578
                                                                                      --------        --------
        Cash and cash equivalents at end of period                                    $    690        $  6,071
                                                                                      ========        ========
        Supplemental disclosures of cash flow information:
              Cash paid during the period for interest                                $  7,072        $  3,909
                                                                                      ========        ========


                             See Accompanying Notes.

Notes to Consolidated Financial Statements

Note 1:.

Basis of Presentation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 29, 2001, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 29, 2001, and the Consolidated Statements of Operations for the three months and nine months then ended. All dollar amounts contained in the financial statements and accompanying notes are rounded to thousands unless otherwise indicated. The Consolidated Balance Sheet as of December 30, 2000 has been audited, but the auditors' report is not included herein. The disclosures accompanying these interim financial statements are condensed and should be read in conjunction with the disclosures in the annual financial statements.

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

      As discussed in Note 3, the Company sold, closed or consolidated several manufacturing facilities in 2000 as part of its initiatives to remain competitive. In 2001, the Company continued to assess other strategic alternatives and announced that it would close and divest its remaining facilities associated with the Greige Fabrics Division. These initiatives will result in the elimination of losses reported in the Greige Fabrics Division and allow the Company to focus solely on the Elastic Fabrics Division where, historically, the Company has generated significantly better returns. On September 26, 2001, the Company announced that it reached an agreement in principle with an informal committee of Note holders to restructure all of the Company's and its subsidiaries' debt and equity. The agreement with the informal committee of Note holders calls for the Company to commence reorganization cases by filing voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The intent of the reorganization cases is to maximize value for all parties in interest by affording the Company an opportunity to both reorganize around the historically profitable business operated by the Elastic Fabrics Division as well as efficiently liquidate those assets associated with the Company's unprofitable businesses. (See Part II - Item 1 for additional information regarding the bankruptcy proceedings.)

      The Company reported a loss from continuing operations of $7,053 for the nine months ended September 29, 2001 and a loss from discontinued operations of $25,242. Excluding extraordinary items, this compares to a loss from continuing operations of $5,846 for the nine months ended September 30, 2000 and a loss from discontinued operations of $8,685 and a loss on disposal of discontinued operations of $10,571. Included in discontinued operations are the results for both the Chatham Division and the Greige Fabrics Division (See Note 3). As a result of the Company's initiatives to discontinue the Greige Fabrics Division and Chatham Division, the Company reported operating income for the three months ended September 29, 2001 of $1,668 and management anticipates that the Company will continue to report operating income for the fourth quarter of 2001; however, such plans require management to make estimates and assumptions regarding future operations and the continued availability of financing. The Company has engaged the services of a financial advisor to work with the Company in developing and completing these strategies, including the potential divestiture of the Elastic Fabrics Division.


Note 2:

Long-Term Debt:

      In October 1993, the Company completed a public offering ("the Offering") of $125,000 in aggregate principal amount of 9 1/2% Senior Subordinated Notes ("Notes") due October 1, 2003. The Notes are general unsecured obligations of the Company. Interest on the Notes is payable semiannually. The Notes are redeemable at the option of the Company at a redemption price of 100% (expressed as a percentage of the principal amount), plus accrued interest.

      During 2000, the Company purchased $49,675 (face value) of these notes in the open market at prices lower than face value. After a reduction of $664 for the write-off of the related unamortized bond issue discount and debt issue costs, these purchases resulted in an extraordinary gain of $28,105, net of income taxes. The recorded balance of $75,207 at September 29, 2001, is presented net of $118 of unamortized bond issue discount that is being amortized over the period to maturity.

      On July 25, 2001, the Company amended its existing $22 million loan and security agreement to waive certain financial covenants through September 29, 2001 and provide the lender, Fleet Capital Corporation, additional security interests The amended secured revolving credit facility was amended to provide that borrowings under the secured revolving credit facility are secured by all receivables, certain inventories, certain real property, all equipment, certain intangibles and a limited guarantee from CMI's Elastic Fabrics of America, LLC subsidiary. Currently, the Company is in default under the amended secured revolving credit facility and is negotiating with the lender to secure Debtor in Possession as part of its contemplated reorganization cases to be filed pursuant to Chapter 11 of the United States Bankruptcy Code. (See Part II - Item 1 for additional information regarding the bankruptcy proceedings.)

Long-term debt as of December 30, 2000 and September 29, 2001 consisted of:

                                                               December 30, 2000   September 29, 2001
                                                               -----------------   ------------------
            Borrowings under credit agreements:
                        Secured revolving credit facility          $    3,979          $       --
                        Senior subordinated notes, net                 75,163              75,207
                                                                   ----------          ----------
                                                                       79,142              75,207
            Less current portion                                        3,979                  --
                                                                   ----------          ----------
            Long-term debt                                         $   75,163          $   75,207
                                                                   ==========          ==========

      The amended and secured revolving credit facility and the indenture pursuant to which the Notes were issued contain various restrictive covenants and conditions requiring, among other things, minimum levels of net worth, certain interest coverage ratios, prohibitions against certain borrowings and advances, and a negative covenant limiting the Company's right to grant security interests or other liens on its assets. In addition, the amended and secured revolving credit facility and the indenture contain restrictions on the Company's ability to pay cash dividends or purchase its capital stock. Under the most restrictive covenant, as of September 29, 2001, the Company was not authorized to pay any dividends or make any capital stock purchases.

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

      As part of the Company's workers' compensation insurance agreements in South Carolina, Alabama, Georgia and Virginia, the Company has obtained letters of credit for $900, $200, $250 and $75, respectively. The letters of credit expire on January 11, 2002, June 30, 2002, January 11, 2002 and April 10, 2002, respectively. At September 29, 2001, the Company owed no amount under these letters of credit.

Note 3:

Discontinued Operations:

      During 2000, the Company substantially completed the sale of a majority of the assets of its former Chatham Division. On May 1, 2000, the Company completed the sale of the furniture assets of the former Chatham Division to Interface Fabrics Group, Inc. for a sale price of $25.6 million in cash. On October 27, 2000, the Company completed the sale of the automotive assets of the former Chatham Division to Borgstena Textile North America, Inc., a wholly owned subsidiary of AB Borgstena Textile located in Borgstena, Sweden, for a sale price of $19.0 million in cash. Proceeds from the sale of the furniture assets and automotive assets were used to pay down outstanding obligations under the secured revolving credit facility. On January 5, 2001, the Company completed the sale of the consumer products assets of its former Chatham Division to WestPoint Stevens, Inc. for a sale price of $6.7 million.

      The Company's Greige Fabrics Division was negatively affected by competition from abroad for many years. As a result of this competition, coupled with a stronger U.S. dollar, the market conditions for greige fabrics significantly deteriorated over the last eighteen months. Since 2000, the Company sold or consolidated several manufacturing facilities to remain cost competitive and preserve liquidity but concluded in the second quarter of 2001 to discontinue its remaining greige operations and focus its efforts solely on its Elastic Fabrics Division. In conjunction with this decision, the Company will divest all of its former Greige Fabrics Division facilities, equipment and working capital, and has included a $13,250 charge related to discontinuing this segment and divesting the remaining net assets in 2001.

      The former Chatham Division and former Greige Fabrics Division are considered discontinued segments under APB Opinion No. 30: "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with APB Opinion No. 30, the measurement date for the sale of the former Chatham Division is October 27, 2000 and June 4, 2001 for the discontinuation of the former Greige Fabrics Division. The Company has reported the results of the operations of the former Chatham Division and former Greige Fabrics Division and the loss on disposal as discontinued operations during the nine months ended September 29, 2001 and September 30, 2000. The balance sheets and results of operations for all periods presented have been restated for the discontinued operations. Net assets associated with the former Chatham Division and former Greige Fabrics Division have been segregated on the balance sheet and reflect the remaining net assets as of September 29, 2001 as follows:

Net assets (liabilities) of discontinued operations:      December 30, 2000    September 29, 2001
                                                          -----------------    ------------------
      Current assets                                          $   33,080           $    6,916
      Property, plant and equipment                               19,819                6,952
      Liabilities                                                (11,343)             (10,497)
                                                              ----------           ----------
             Net assets of discontinued operations            $   41,556           $    3,371
                                                              ==========           ==========

Summary operating results for the former Chatham Division and former Greige Fabrics Division are as follows for the nine months ended:

                                                                September 30, 2000  September 29, 2001
                                                                ------------------  ------------------
      Revenues                                                       $ 173,257           $  32,734
      Costs and expenses                                               181,942              57,976
                                                                     ---------           ---------
             Loss from discontinued operations before taxes             (8,685)            (25,242)
      Income tax benefit                                                    --                  --
                                                                     ---------           ---------
             Loss from discontinued operations                          (8,685)            (25,242)
                                                                     ---------           ---------
             Loss on disposal of discontinued operations               (10,571)                 --
                                                                     ---------           ---------
             Loss on discontinued operations                         $ (19,256)          $  25,242
                                                                     =========           =========

Note 4:

Inventories:

      Inventories at December 30, 2000 and September 29, 2001 are stated at the lower of cost (first-in, first-out) or market, and include the costs of raw materials, direct labor, and manufacturing overhead.

Note 5:

Property, Plant and Equipment:

      All additions to property, plant and equipment are stated at cost. Depreciation is calculated for financial reporting purposes by the straight-line method over the estimated useful lives of the respective assets.


Note 6:

Provision for Restructuring and Other Nonrecurring Asset Write-offs

      The Company's decision to discontinue its former Chatham Division and former Greige Fabrics Division and focus solely on its Elastic Fabrics Division also required the Company to examine the corporate cost structure necessary to support only the Elastic Fabrics Division. The Company concluded that certain corporate assets related to capitalized costs for computer systems and leasehold improvements no longer had a remaining useful life. In the second quarter ended June 30, 2001, the Company reported a charge of $2,000 consisting of restructuring costs to realign its corporate resources, terminate office lease obligations, recognize estimated severance obligations associated with reducing its corporate staff, and write-offs related to corporate assets. Included in the $2,000 charge are the following items as of September 29, 2001:

             Severance, benefits and contractual obligations                         $1,051
             Capitalized software, hardware and leasehold improvement costs             676
             Other assets                                                               273
                                                                                     ------
                                                                                     $2,000
                                                                                     ======

      The Company expects to fund the cash obligations for severance, benefits and contractual liabilities from cash flow from operations and proceeds from the sale of discontinued operations.

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

Results of Operations

Three Months Ended September 29, 2001
Compared with Three Months Ended September 30, 2000

Sales

      Sales from continuing operations for the three months ended September 29, 2001 were $23.4, an increase of $0.2 million or 0.9% from the corresponding period of 2000. Sales of wide elastic fabrics increased $1.0 million, or 6.1% from the prior year period while sales of narrow elastic fabrics have decreased $0.8 million or 12.7% from the prior year period. The decrease in sales of narrow elastic fabrics may be attributed to a general slowdown at retail for many of the Company's intimate apparel customers. Inventory destocking initiatives at many national retailers have curtailed demand for both the Company's narrow and wide elastic fabric products. Customer concerns about the future inability of certain competitors in the wide elastic fabrics segment have resulted in increased sales of wide elastic fabrics despite the soft market conditions.


Earnings

      The operating income from continuing operations for the three month period ended September 29, 2001 increased by $0.1 from an operating income of $1.6 in the corresponding period of 2000 to an operating income of $1.7 in the current period. The increase in profitability is primarily attributable to the increased sales and more favorable raw material costs.

      Interest expense for the three months ended September 29, 2001 was $1.9 as compared to $2.9 for the corresponding period of 2000. The decline in interest expense reflects the Company's reduced debt balances.

      Other expense, net, for the three months ended September 29, 2001 was $0.1, an increase of $0.1 from the same period in 2000.

      As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item decreased $1.0 for the three months ended September 29, 2001 over the corresponding period in 2000.

      For the three months ended September 29, 2001, the Company had no tax benefit compared to a tax provision of $11.0 for the same period in 2000. During the third quarter of 2000 the Company established a valuation allowance to offset any potential estimated tax benefits associated with the year-to-date net loss generated in 2000.

      Included in the three months ended September 30, 2000, is extraordinary income of $4,806 associated with the Company's purchase of its Notes at market prices below face value. Included in this amount is the establishment of a valuation allowance for the previously recorded net tax provision associated with the year-to-date extraordinary gain on repurchase of debt.

      For the three months ended September 29, 2001, the Company also reported a loss from discontinued operations of $0.3 million as compared to a $3.8 million loss for the third quarter 2000. The loss from discontinued operations included no income from the Chatham Division as compared to income of $1.6 million for the same three month period in 2000, and losses in the Greige Division of $0.3 million for the third quarter 2001 as compared to losses of $5.5 million for third quarter 2000. There were no gains reported on the disposal of discontinued operations in 2001 compared to a $9.0 million gain in the third quarter 2000 related to completing the disposition of Chatham's automotive assets in the fourth quarter of 2000.


Nine Months Ended September 29, 2001
Compared with Nine Months Ended September 30, 2000

Sales

      Sales for the nine months ended September 29, 2001 decreased $6.6 million, or 9.6% from $68.4 million to $61.8 million as compared to the corresponding period in 2000. The decrease in sales in the Elastics Division consisted of a 9.9% decrease in wide elastic sales and a 8.7% decrease in narrow elastic sales, and may be attributed to the general slowdown at retail for many of the Company's intimate apparel customers.

Earnings

      The Company reported an operating loss of $0.4 million for the nine-month period ended September 29, 2001 as compared to income of $3.2 million for the same nine month period in 2000. The decrease in profitability is primarily related to nonrecurring charges associated with the company's now terminated tender offer for its 9-1/2% Senior Subordinated Notes, costs associated with dismissing an involuntary bankruptcy petition against the Company, and negotiating an overall restructuring of the Company's capital structure, and restructuring related charges associated with downsizing its Corporate structure. Excluding nonrecurring charges, operating income declined $0.7 million or 22% from the same period in 2000. The decline in earnings may be entirely attributed to weaker market conditions in the first quarter of 2001, when sales of elastic fabrics were down $5.3 million, or 22.7% from the corresponding period last year.

      Interest expense for the nine months ended September 29, 2001 was $5.8 million, as compared to $9.1 million for the corresponding period in 2000. The decline in interest expense reflects the Company's reduced debt balances since completing the sale of substantially all the assets of the Chatham Division. Other expenses, net for the nine months ended September 29, 2001 was $0.2 million, $0.1 million greater than the corresponding period in 2000.

      As a result of the above mentioned items, the loss from continuing operations before income taxes and extraordinary item increased $0.6 million for the nine months ended September 29, 2001 over the corresponding period in 2000. There was a $0.6 million provision for income taxes for the nine months ending September 29, 2001 compared to no provision for the same period in 2000.

      Also included in the nine month period ended September 30, 2000 was extraordinary income associated with the Company's purchase of its Notes at market prices below face value. The Company reported a $12.6 million gain on the repurchase of its Notes, net of taxes. There have been no purchases of Notes in 2001.

Financial Condition

      For the nine months ended September 29, 2001, the loss from discontinued operations was $25.2 million as compared to a $8.7 million loss for the nine month period in 2000. For the nine month period in 2001, these losses consisted primarily of losses associated with the former Greige Division while for the nine month period ending September 30, 2001, the Greige Division's loss of $10.9 million was partially offset by income from the former Chatham Division of $2.2 million. There were no losses on the disposal of discontinued operation in 2001 as compared to a $10.6 million loss for the nine month period ending September 30, 2000.

      For the nine months ended September 29, 2001, the Company decreased its net borrowings under its secured credit facility by $4.0 million and increased its cash balances by $5.5 million. Funds provided by discontinued operations of $12.9 million were partially offset by funds used in continuing operations of $3.7 million.

      Excluding net assets associated with discontinued operations, working capital at September 29, 2001, was approximately $21.5 million as compared to approximately $10.1 million at December 30, 2000. The Company's net assets of discontinued operations held for sale have declined from $41.6 million at December 30, 2000 to $3.4 million at September 29, 2001.

      The Company believes that current cash balances, the expected proceeds from the sale of net assets of discontinued operations and funds from operations during the balance of fiscal 2001 will be adequate to meet working capital requirements and scheduled debt service payments during the remainder of 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Involuntary Bankruptcy Case Filed by Note Holders: Reorganization Cases to Commence

      As previously announced in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, certain holders of the Company's Notes, namely Chancellor\Triton CBO, Limited, Mt. Washington CBO I, Limited, and Atlantic Global Funding (the "Petitioners"), filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code against the Company (the "Bankruptcy Petition") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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

      On July 30, 2001, the Company announced that it has amended its existing secured revolving credit facility with its lender. The amendment to the existing secured revolving credit facility was contemplated by the Interim Order and the amendment provided funds for the Company to make the interest payment due April 1, 2001 to the Company's Note holders. In connection with the amendment, the Company's subsidiary, Elastic Fabrics of America, LLC, issued a secured limited guaranty of the secured revolving credit facility.

      Promptly after amending the Company's secured revolving credit facility and the expiration of the appeal period pursuant to the Bankruptcy Court's Dismissal Order, the Company made the April 2001 interest payment to the holders of the Company's Notes.

      On September 26, 2001, the Company reached an agreement in principle with an informal committee to restructure all of the Company's and its subsidiaries' debt and equity. Pursuant to the agreement, the Company, along with all of its directly and indirectly wholly owned subsidiaries, will commence their respective reorganization cases (the "Chapter 11 Cases") by filing voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. As part of the Chapter 11 Cases, the Company, along with an informal committee of holders of the Company's Notes, will file a joint plan of reorganization with the Bankruptcy Court (the "Plan"). The Reorganization Cases and the Plan are intended to maximize value for all parties in interest by affording the Company an opportunity to both reorganize around the historically profitable business operated by its Elastic Fabrics Division as well as efficiently liquidate those assets associated with ceased unprofitable operations, namely, the former Greige Fabrics Division and former Chatham Division.

      The Company will continue to carry on its business as debtors in possession during the Reorganization Cases, subject to supervision by the Bankruptcy Court. In addition, the Plan has been structured in such a manner that all secured and unsecured claims against the Company's Elastic Fabrics Division are "unimpaired" and pursuant to applicable provisions of the Bankruptcy Code all of the rights of holders of secured and unsecured claims against the Elastic Fabrics Division shall be treated as though the Chapter 11 Cases has not been filed. The Company expects that the Reorganization Cases will be commenced on or about November 26, 2001.

      Involuntary Bankruptcy Case Filed by Certain Beneficiaries of Retirement
      Plan: Dismissed

      On or about September 21, 2001, certain beneficiaries of the Chatham Supplemental Employee Retirement Plan (the "Chatham Participants" and the "Chatham Executive Plan") filed an involuntary chapter 11 bankruptcy proceeding against the Company in the United States Bankruptcy Court for the Middle District of North Carolina (the "Chatham Petition"). The Chatham Participants alleged that the Company had not made payments to the Chatham Participants under the Chatham Executive Plan since August of 2001. On or about October 8, 2001, the Company, together with an informal committee of holders of the Company's Notes, jointly moved for an order to, among other matters, dismiss the Chatham Petition. On or about October 30, 2001, the Bankruptcy Court for the Middle District of North Carolina entered an agreed order dismissing the Chatham Petition upon the terms and conditions of a stipulation among the Company, the informal committee and the Chatham Participants. Under the terms of the order, among other things, (i) the Chatham Participants agreed to stay any further action in a related state court action and to dismiss those proceedings with prejudice upon substantial consummation of the Plan and (ii) the Company agreed that the claims of the Chatham Participants will be determined by an appropriate North Carolina court or otherwise resolved through alternative dispute resolutions.

Item 2. Changes in Securities

      As discussed in Item 4 of this Part II, the Company filed with the Delaware Secretary of State an amended and restated Certificate of Incorporation of the Company. As a consequence of the Prior Amendments (as defined below in Item 4), the Company modified its capital structure to provide for one share of preferred stock, $.001 par value (the "Preferred Stock"). The one share of Preferred Stock is held by an appointed representative of the Petitioners.

      The newly created share of Preferred Stock is not entitled to any rights or privileges with respect to the Company, except as required by applicable law and as further described in this Item 2. For a period commencing upon the entry of the Dismissal Order and ending on November 30, 2001 (the "Effective Time"), the holder of the

Preferred Stock will be entitled to vote on any matter that holders of common stock may vote upon, and the holder of the Preferred Stock has the sole right to elect, remove and replace one member of the Board of Directors of the Company (the "Preferred Director"). In addition, during the Effective Time, the Preferred Stock has the right to vote, separately as a class, upon any proposed amendment to the Company's amended and restated Certificate of Incorporation and any proposed amendment to the Company's bylaws submitted to the holders of the Company's common stock for approval. The holder of the Preferred Stock is not entitled to any dividend or distribution, but has a liquidation preference of $10.00. The Preferred Stock will automatically be redeemed on November 30, 2001 at which time it shall cease to be outstanding.

      As reported in Note 2 to the Consolidated Financial Statements, the Company's credit agreement and indenture contain various restrictive covenants, and as of September 29, 2001, the Company was not authorized to pay any dividends in respect of its common stock.

Item 3. Defaults Upon Senior Securities

      None during period covered by this Quarterly Report.

Item 4. Submission of Matters to a Vote of Security Holders

      As discussed in the Company's 10-Q for the period ended June 30, 2001, the Interim Order agreed to by the Company and the Petitioners (discussed in Item 1 of this Part II) contemplated the Company would cause to be filed with the Delaware Secretary of State amendments to the Company's Certificate of Incorporation (the "Prior Amendments"). The Prior Amendments were made by means of a complete amendment and restatement of the Company's Certificate of Incorporation which was filed with the Delaware Secretary of State on June 22, 2001.

      Several of the key provisions of the Prior Amendments, namely the outstanding Preferred Stock and the existence of the Preferred Director, were set to expire on November 5, 2001. The Company believed that the Chapter 11 Cases would be commenced on or prior to the November 5th sunset date; however, as discussed in Item 2 of this Part II, the Chapter 11 Cases will be commenced on or about November 26, 2001. The Company, along with the Petitioners believed that it would be in the best interest of the Company to extend the sunset date of November 5th to November 30th. Therefore, an amendment to the amended and restated Certificate of Incorporation was filed with the Delaware Secretary of State on November 5, 2001 (the "New Amendments"), which essentially extended the sunset provision with respect to the Preferred Stock and Preferred Director from November 5, 2001 to November 30, 2001.

      The New Amendments were adopted by shareholders of the Company by means of a written consent in lieu of a special meeting. The Company received the approval of the New Amendments by the holders of 398,700 shares of the Company's outstanding 595,031 shares of common stock and the one (1) share of outstanding Preferred Stock. The New Amendments are attached to this Quarterly Report as
Exhibit 3(i).


Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

         3(i) - Amendment to Amended and Restated Certificate of Incorporation of CMI Industries, Inc. filed with the Delaware Secretary of State on November 5, 2001.

         99.1 -   Press Release issued September 26, 2001.

      b) Reports on Form 8-K

         Form 8-K filed on July 31, 2001 - Announcing dismissal of the Bankruptcy Petition

         Form 8-K filed on August 6, 2001 - Announcing amendment of credit facility and payment of April 1, 2001 interest payment on Notes.


                             SIGNATURE OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CMI INDUSTRIES, INC.


Date: November 19, 2001                 By /s/ JOSEPH L. GORGA
                                           -------------------------------------
                                           Joseph L. Gorga
                                           President and Chief Executive Officer


Date: November 19, 2001                 By /s/ JAMES A OVENDEN
                                           -------------------------------------
                                           James A. Ovenden
                                           Executive Vice President and
                                           Chief Financial Officer